Form 10KSB
period 2006-11-30
China Energy CORP
filed 2007-03-15
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

                                 | X |       Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2006

                                 |     |       Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number: 000-52409

CHINA ENERGY CORPORATION

(Name of small business issuer in its charter)

Nevada		98-0522950
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

6130 Elton Avenue, Las Vegas, NV		89107
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	702-216-6000
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		N/A
(Title of class)		(Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.    |    |

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes | X |         No  |     |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.    |    |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  |    |   No   | X |

State issuer's revenue for its most recent fiscal year: $ 13,685,370 for the fiscal year ended November 30, 2006

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, was not determinable as the Company's stock was not traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 45,000,000 shares of common stock outstanding as of March 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one):       Yes  |  | ;      No  |X|

PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

-	general economic and business conditions, both nationally and in our markets,

-	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

-	our ability to implement our growth strategy,

-	anticipated trends in our business,

-	advances in technologies, and

-	other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

China Energy Corporation ("CEC" or the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1 BUSINESS

We, China Energy Corporation ("CEC"), produce coal through our subsidiary Inner Mongolia Tehong Coal Group Co, Ltd. ("Coal Group") and supply heating and electricity requirements throughout the XueJiaWan district through our subsidiary Inner Mongolia Zhunger Heat Power Co., Ltd. ("Heat Power"). We acquired our subsidiaries on November 30, 2004.

Inner Mongolia Tehong Coal Group Co., Ltd. ("Coal Group")

Coal Group produces coal from the LaiYeGou coal mine located in Erdos City, Inner Mongolia, People's Republic of China. Its trade consists of production and processing of raw coal for domestic heating, electrical generation and coking purposes for subsequent steel production. The principal sources of revenue are generated from local heating power industry.

Coal Group produces approximately 500,000 tons of coal per year based on current levels of input and has the capacity of producing approximately up to 1,200,000 tons subject to enhancement of productions lines in the next 2 years. Coal Group is in the process of increasing its capacity.

The raw coal produced is non caking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation. It has low sulphur and low chemical emission which satisfies government environmental protection standards with heating capability of 6,800 -7,000 Kilocalories ("Kcal").

The following consists of tonnage of coal produced and purchased from external sources in the past 4 years:

Year	Produced	External Sources
2003	235,322	20,936
2004	506,913	34,295
2005	612,739 *	100,358
2006	549,970	3,572

* 2005 production exceeded capacity of 500,000 tons produced per year as mentioned above as a result of increasing the levels of input and production capacity from 56 hour to 70 hour average work week.

Inner Mongolia Zhunger Heat Power Co., Ltd. ("Heat Power")

Heat Power currently supplies heating requirements throughout 120 hectares of the XueJiaWan district in XueJiaWan Town, Zhunger County with its newly constructed thermoelectric plant ("XueJiaWan Expansion") and 2 heating plants previously used exclusively for heating supply operations. These plants are operated by Heat Power employees. The Autonomous Region Planning & Reform Committee appointed Heat Power in 2003 to establish a thermoelectric plant providing heating and electricity capable of expanding coverage in the area serving a larger population base.

Heat Power supplies heating to users directly and supplies electricity through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. ("Electric Power Group"). Heat Power will, therefore, be operating two processes, one for heating and one for co-generation of electricity supply.

Heat Power is not a regulated utility company and therefore such regulations are only applicable to the entity providing service to the end users. Electric Power Group is subject to these applicable rules and regulations consisting of compliance to safety and environmental standards and pricing structures set by the Inner Mongolia Government.

Heat Power does not supply steam or hot water. Only heating is supplied to private dwellings, factories as well as municipal facilities.

Heat Power obtains its supply of powdered coal required to generate heat and electricity production from Zhunger County Guanbanwusu Coalmine ("Guanbanwusu"), an unrelated, unassociated 3rd party. It also obtains its supply through various other coal mines in the area.

History and result of operations

CEC was incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to expand thermoelectric plants and networks in rural developments. CEC was a shell company until it entered into the Share Exchange Agreement to acquire its subsidiaries, Coal Group and Heat Power, on November 30, 2004. Please refer to Exhibit 10.1.

Although CEC is the legal survivor of this acquisition and is the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States, the transaction was accounted for as a reverse merger, whereby Coal Group is considered the ¡¡ãacquirer¡¡À of CEC for financial reporting purposes as its shareholders control a majority of the post transaction combined company. Among other matters, this requires CEC to present in all financial statements and other public information filings, prior historical and other information of Coal Group, and requires a retroactive restatement of Coal Group historical shareholder investment for the equivalent number of shares of common stock received in the merger. Accordingly, our financial statements present the results of operations of Coal Group for the year ended November 30, 2004 and reflect the acquisition of November 30, 2004 under the purchase method of accounting. Subsequent to November 30, 2004, the operations of the Company reflect the combined operations of CEC and Coal Group.

Since the inception of Coal Group in 2000, its trade consists of production and processing of raw coal for both domestic heating and electrical generation purposes and acting as a brokerage in facilitating coal trade buyers and sellers. Our brokerage activities to date have been limited as our focus is on direct supply of raw coal.

Through Heat Power, we operate a thermoelectric plant and 2 heating plants located in the XueJiaWan district in which we have a monopoly granted to us by the Inner Mongolia government.

For the years ended November 30, 2006 and 2005, we generated net income of $ 3,008,805 and $ 3,382,777 respectively.

Not including funds required for expansion of our facilities, we estimate our cash requirements for the next 12 months Coal Group will require approximately $ 4,580,000 and Heat Power will require approximately $ 3,670,000, a total of $ 8,250,000 in order to cover our working capital needs as follows:

	Coal Group	Heat Power
Materials	2,650,000	3,000,000
Labor/Overhead	430,000	600,000
Selling/Administrative expense	1,500,000	70,000
Total	$ 4,580,000	$ 3,670,000

We currently are able to sustain our working capital needs through profits we generate and bank and shareholder loans.

Our principal business office is located at No.57, Xinhua East Street, Hohhot City, Inner Mongolia. Our administrative branch office for North American investor relations and U.S. regulatory reporting is located at 6130 Elton Ave., Las Vegas, Nevada 89107.

We are in the process of constructing our website. Principal Products, Services and Their Markets

Coal Group

Acquisition of LaiYeGou Mine and Mining Right

In June 1999 the LaiYeGou mine was acquired and the purchase contract is attached in Exhibit 10.17. Property acquisition in China is through 50 or 70 year lease and this is the only type of ownership permitted in China. We have leased the land surrounding the mine and the mine itself for a period of 50 years. Since acquisition of LaiYeGou in 1999, Coal Group's activities has been coal production for the purpose of supplying raw materials to heating and power industries, retail customers and coking factories for steel production.

All land in the China belongs to the PRC. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC Government. In December 2005, Coal Group's mining right was assessed to be approximately $ 3,656,731 for a period of 14 years commencing November 2005. This mining right is regarded as an Intangible Asset to be amortized over a period of 14 years.

The payment schedule is as follows:

-	Instalment	#1:	$1,105,821 due on or before December 1, 2006
-	Instalment	#2:	$510,182	due on or before December 1 , 2007
-	Instalment	#3:	$510,182	due on or before December 1, 2008
-	Instalment	#4:	$510,182	due on or before December, 2009
-	Instalment	#5:	$510,182	due on or before December 1, 2010
-	Instalment	#6:	$510,182	due on or before December 1, 2011

Coal Group has the option of forfeiting the mining rights without being obligated to make all future payments however would be required cease of all mining activities. Coal Group has no intention of ceasing its mining activities and will make future payments as scheduled.

The LaiYeGou coal mine is an underground operation where current production is 500,000 metric tons per year. Occupying an area of 230.3 hectares (approximately 569 acres) at Dongsheng Coalfield near Dongsheng City, LaiYe Gou has established proven and probable reserves of 25.7 million tons. Based on 51% estimated mining recovery rate, we will produce 13.1 million tons of salable products with our present mining equipment. The product mined, is high quality, non-caking, coal that has low sulphur, low phosphorus and low ash contents which does not fuse together or cake when heated but burns freely and is used mainly for heating and electric power generation.

With such minimal harmful chemical contents, it meets the stringent environmental standards set by the Central Government of China. It is ideal for general heating applications as well as for power generation, with a heat rating of 6,800 - 7,000 kcal.

The following definitions apply to our mining operations as per Industry Guide 7 of the Securities Act Industry Guides.

Definitions.

(1)	Reserve. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Note: Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals; when other materials such as coal, oil, shale, tar, sands, limestone, etc. are involved, an appropriate term such as "recoverable coal" may be substituted.

(2)	Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(3)	Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven and Probable Reserve Survey

Our survey of reserves is performed by No. 153 Exploration Team of Inner Mongolia Coalfield Geological Bureau, surveying the district of Hongjingta area consisting of 7,800 hectares (approximately 19,266 acres), total survey area. LaiYeGou is included in Hongjingta and is 230.3 hectares (approximately 569 acres) or 3% of the total survey area. The survey consists of 3,454 samples including 184 outcrops (A body of rock exposed at the surface of the Earth), 140 trenches and 32 drilling samples. The distance between each sample is 4,428 hectares (approximately 10,937 acres).

Accuracy and Risks

The accuracy and risks associated with Proven Reserves are less than of Probable Reserves due to the assumption of continuity of coal layers between sample points. The following consists of the classifications of the types of coal layers which are determined to be continuous:

(Gangue Coal: Commercially valueless rock material containing minimal amounts of coal)

Non Reserve Coal:

Non reserve coal also consists of coal bearing body in trenches, outcrops, drilling and other underground workings that have been sampled which require further exploration work.

Continuous Reserve Coal:

These types of reserve and non reserve coal sampled are extrapolated to be continuous between sampling points of which may not be consistent.

Proven and Probable Reserves

The reserves in the LaiYeGou Coal Mine are as follows as of March 2005 in thousand ton units:

		Coal seam	Thermal	evelin%
			value (BTU) Qnet,d **	St,d **
Proven reserves	21,160	6-2	11002.42 - 12846.9	0.16 - 0.22
			11535.55(2)	0.19(4)
Probable reserves	4,930	4-1	11436.66 - 11720.43	0.28 - 0.33
			11578.55(2)	0.31(2)
		4-2 upper	12184.78 - 12455.65	0.22(2)
			12322.26(2)	11458.16 - 12644.82
		4-2	11458.16 - 12644.82	11987(2)
			11987(2)
Total reserve****	26,090

Insitu proven reserve consumed	6,590
Probable reserves***	4,939
Reserve currently developing *	14,570
Total	26,090

*These reserves will be developed during our expansion of LaiYeGou.

** The top figures represent maximum and minimum amount, and the bottom figure represents the average.

*** Probable reserves are assigned to existing facilities whereby existing infrastructure and equipment allows these reserves to be mined at current production levels.

**** Reserves are insitu (in the ground)

The projected mine life of the Proven & Probable reserves at present production rates are as follows in thousand ton units:

Reserve	Amount	Mine life(year)	Recovery rate(%)	Remarks

Proven reserves	14,570	7	37%
Probable reserve	4,930			Cannot be mined under
				present production method
Total reserve	19,500	7

The projected mine life after the expansion is estimated to be as follows in thousand ton units:

Reserve	Amount	Life(year)	Recovery rate (%)
Proven reserves	14,570	10.4	75
Probable reserve	4,930	2.5	85
Total reserve	19,500	12.9

With the exception of reserves currently developing, all other reserves have been assigned to existing facilities and determined for sorting or for packaging of mixed coal. Coal is steam and non metallurgical and owned by Coal Group through right of land and use by 50 year lease granted by the Government. This is the only type of ownership permitted in the PRC.

Coal Specifications

The BTU per pound is 12,322.98. (Short for British thermal unit. One Btu is equal to the amount of heat required to raise the temperature of one pound of liquid water by 1 degree Fahrenheit at its maximum density, which occurs at a temperature of 39.1 degrees Fahrenheit. One Btu is equal to approximately 251.9 calories or 1055 joules.)

Coal produced from LaiYeGou does not undergo any washing or any other preparation prior to sale to customers as its raw form is satisfactory in meeting the needs and requirements of its customers. As a result, LaiYeGou does not have wash plant facilities nor it is necessary to account for dilution of its products. The saleable product for estimated coal reserves is 75% (recovery rate).

The sulphur content is 0.5 pounds per million BTU and deemed to be compliant coal as non compliance coal emits greater than 3.0 pounds of sulphur dioxide per million BTU when burned.

Coal Seams

The coal seams of economic interest are as follows:

		Thickness of Gangue contained
No. of coal	Thickness of coal seam(m)	(m)	Pitch of coal seam (m)	Status of	Stability of coal seam
seam	minimum - maximum	minimum - maximum	minimum - maximum	coal seam
	average	average	average

	2.39 - 2.84	0.06 - 0.19		Most can be
4¡ª1	2.61(2)	0.12		mined	Comparatively stable
			11.25 - 17.64
	1.20 - 2.10			Most can be
4¡ª2	1.65(2)		13.89	mined	Comparatively stable
upper			1.49 - 4.24
	1.25 - 1.49		3.83	Most can be
4¡ª2	1.37(2)		55.40 - 76.93	mined	Comparatively stable
	6.78 - 8.08		67.01	All can be
6¡ª2	7.45(5)			mined	Stable

Coal reserves in each coal seam are as follows:                                                                          Tonnage:10
                               thousand tons

	No. of	Elevation of		Consumed	Remained resource	Type of resource
Type of mineral	coal seam	soleplate	This audit	Resource reserve	reserve	reserve
Coal	4-1	1285-1305	30		30	Probable reserve
	4-2upper	1270-1285	247		247	Probable reserve

	4-2	1265-1280	216		216	Probable reserve
	6-2	1192-1205	2116	659	1457	Proven reserve
	Total	1192-1305	2609	659	1950

General characteristic of quality in coal seam are as follows:

item		industrial analysis(%)			evelin%	Thermal value(BTU)	model of
No. of coal seam		Mad	Ad	Vdaf	St,d	Qnet,d	dregs
4-1		8.88 - 9.90	11.92 - 13.54	36.87 - 38.41	0.28 - 0.33	11436.66 - 11720.43
	Raw coal						2
		9.39(2)	12.73(2)	37.64(2)	0.31(2)	11578.55(2)
		6.72 - 6.74		36.32 - 36.64
	floatation		4.52(2)		0.32	12606.13	2
		6.73(2)		36.48(2)
4-2upper		8.48 - 9.80	6.56 - 8.50	36.92 - 37.68		12184.78 - 12455.65
	Raw coal				0.22(2)		2
		9.14(2)	7.53(2)	37.30(2)		12322.26(2)
		5.67(2)	4.77 - 5.36	35.79 - 36.19
	floatation				0.21	12528.74	2
			5.06(2)	35.99(2)
4-2		8.30 - 8.62	7.78 - 12.94	36.69 - 37.05	0.16 - 0.33	11458.16 - 12644.82
	Raw coal						2
		8.46(2)	10.36(2)	36.87(2)	0.25(2)	11987(2)
		5.52 - 5.86	4.17 - 4.30	34.68 - 35.05
	floatation				0.11	12915.69	2
		5.56(2)	4.24(2)	34.87(2)
6-2		7.34 - 8.36	4.78 - 15.28	33.80 - 36.47	0.16 - 0.22	11002.42 - 12846.9
	Raw coal						2
		7.90(4)	7.79(4)	34.65(4)	0.19(4)	11535.55(2)
		5.38 - 6.62	3.78 - 4.62	33.18 - 34.23	0.11 - 0.22
	floatation					12915.69	2
		5.85(4)	4.11(4)	33.54(4)	0.15(3)

The following is a stratagraphic column illustrating partings within the coal seams:

STRATAGRAPHIC COLLUMN OF LAIYEGOU COAL MINE

stratum unit				thickness (m)	collumn	No. of coal seam	lithology
Era	Period	Epoch	Age				
cenozoic	Quaternary	Upper-Middle		8.29			Buff loess sand soil cumulated at residual slop, gravel bed cumulated by flood, sand cumulated by wind, winds forming loess. This stratum appears non-integrative touch with upper layer.
	Tertiary	Pliocene N2		35.56			Pink to amaranth arenaceous argillaceous rock, argillaceous rock, containing laminar calcareous tubercle. This layer is in loose status as not solidified when rock is formed, and appears non integraive touch with lower layer.
mesozoic	Jurassic J	Middle/Lower J_{1-2}	YanAn Age J_{1-2y}	76.84		4-1 4-2 upper 4-2	Consist of French grey to dark grey middle and fine grained sandstone, power sandstone, arenaceous argillaceous rock and coal seam, containing a little marlite, or calcareous and arenaceous argillaceous rock, horizontal venation developed, large scale stagger layer and nervation texture can be seen partly, contains a little plant fossil, Contains 4 coal seams, including No. 4-1, 4-2 upper and 4-2 totaling 3 active coal seams which can be partly mined. This layer appears integrative touch with lower layer.
				178		6-2	Middle and upper part: consist of French grey to dark grey close grained sand-stone, arenaceous argillaceous rock, powder sandstone and coal seams. Partly contain calcareous sandstone, horizontal texture developed, a little plant fossil can be seen here. Lower: mainly consist of grey to white middle and close grained sandstone, large scale laminar and gutter texture developed. Contains No. 5 and No. 6 totaling 2 coal series, including No. 5-1, No. 6-1 and No. 6-2 totaling 3 coal seams, and No. 6-2 is main active coal seam in this area. Appear non-integrative touch with lower layer.
	Triassic	Upper T_3	Yanchang Age T_{3y}	Not reach			Consist of celadon middle and close grained sandstone, partly contain celadon laminar arenaceous argillacecus rock, large scale stagger texture developed. Drilling hole can not reach bottom.

Mining Method

We currently use the "Room & Pillar" production method of mining whereby rooms are cut into the coal bed leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air. Rooms are 20-30 feet wide and the pillars up to 100 feet wide. As mining advances, a grid-like pattern of rooms and pillars is formed. When mining advances to the end of a panel or the property line, retreat mining begins. In retreat mining, the workers mine as much coal as possible from the remaining pillars until the roof falls in. When retreat mining is completed, the mined area is abandoned. Conventional mining method is used where the coal seam is cut, drilled, blasted and then loaded into trucks.

After reconstruction of Laiyegou coal mine, the "Long Wall" production of mining will be used whereby large rectangular blocks of coal are defined during the development stage of the mine and are then extracted in a single continuous operation. Each defined block of coal, know as a panel, is created by driving a set of headings from main or trunk roadways in the mine, some distance into the panel.

The panel or block of coal up to 1,000 feet wide and two or three miles long is completely extracted. The working area is protected by movable hydraulic powered roof supports called shields. The longwall employs a shearer, with two rotating cutting drums, which is dragged mechanically back and forth across the coal face. The coal which is cut falls onto a heavy chain conveyor which delivers it to a belt conveyor system for removal out of the mine. The longwall shields advance with the machine as mining proceeds and provide not only high levels of production but also increased miner safety.

Longwall mining systems employ sensors to detect how much coal remains in the seam being mined as well as robotic controls to enhance efficiency. Microprocessors record seam data as a longwall miner makes it initial pass, subsequent passes then follow the previous route resulting in high efficiencies.

With the use of a longwall system, the amount of coal which is recovered in a given area increases from 50% to as much as 80%. The carefully planned longwall process has a positive influence on minimizing the effects of subsidence. Gradual or occasionally abrupt collapse of rock layers sometimes occurs between an underground mine and the surface. With the longwall operation such ground movements are completed in a shorter period of time and the settling process occurs in a more uniform and predictable manner helping to minimize surface impacts. Longwall production has increased the largest amount of tonnage among underground mining methods.

Mining Equipment and Employees

The following are the equipment used under the "Room and Pillar" mining method:

Equipment	Function	Number	Capacity	Remark
Electric driller	Use electric drill drills the	6	127KW/hr	Owned
	shot hole
Ventilator	Keeping well ventilated	3	5.5KW/hr	Owned
Ventilator	Keeping well ventilated	1	2.2KW/hr	Owned
Loader	Loading coal into truck	4	1.5 tons	Leased by
				contractor
Truck	Transportation for coal	30	6 tons	Leased by
				contractor

There are approximately 70 staff working in the mine under the supervision of one contractor, Wu Lingwen. We have an agreement with Wu Lingwen for a period of 2 years and 2 months commencing March 1, 2006. Wu Lingwen under the agreement shall be responsible for all areas of production and processing. Please refer to Exhibit 10.22 (a) (b).

Screening, Crushing and Loading Facilities

Our screening facilities consist of a filter which divides three types of coal according to customer specifications. We use manual screening method to filter the coal consisting of two screens of different filters and steel frame to support the facility.

We currently do not have crushing facilities as the use of "Room and Pillar" mining method does not require coal to be crushed or altered from its existing form.

We also do not have washing facilities and therefore do not incur losses of product from this process.

Our loading facilities consist of equipment leased by contractor. We require the use of 4 Loaders with the capacity of 1.5 tons each.

Transportation Infrastructure

Currently our customers provide their own transportation of goods from production to their desired location. There are however transportation challenges customers face where routes are inefficient however where the contract is granted through Government appointment, transportation is guaranteed from LaiYeGou coal mine to the final destination. Where contracts are privately arranged, transportation is arranged through hire of 3rd party transporters by customers. In some instances, coal is purchased by 3rd parties close in proximity to train stations where transportation to customer's destinations is more efficiently arranged. However, transportation to destinations is limited to where routes are in place. Coal Group does not own any transportation equipment for the purpose of delivering its goods.

Resources and Utilities

The source of water for the mine is from an on site water well. This well is currently our only source of water and has a capacity of 3 tons. We are currently in negotiation and under application for water supply with Zhunger Keyuan Water Supply Co., Ltd, a public utility company owned by the Government. Pipelines are currently being built and with the expected completion date of June 2007. We have signed a promissory letter with Zhunger Keyuan Water Supply Co. Please refer to Exhibit 10.23.

The source of power is provided by the Agricultural Power Supply Bureau, a public utility company owned by the Government. The current supply obtained is sufficient in meeting our needs however after the expansion is completed, we will require additional power supply. We have secured the supply of power with the Erdos Power Industry Bureau. Please refer to Exhibit 10.24.

Other Exploration Projects

Coal Group is currently expending its exploration efforts in a nearby mine in Dalu to test whether acquisition of this mine is commercially viable and a worthy investment. Coal Group has not obtained any mining rights and such rights can only be granted to registered owners of the mine. As of November 30, 2006, Coal Group has expended $ 770,639 in exploration costs. These costs are not recoverable. To date Coal Group has not made any decisions to purchase this mine and is currently evaluating whether such an investment should be made at this time. Exploration efforts are contracted to No. 4 Geology Team Co., Ltd.

Coal Group Markets

The main product of Coal Group is "Raw coal" or "Mixed coal" consisting of large, middle and powdered coal; accounting for more than 90% of our sales. Coal Group does not specifically sell large mass coal, median mass coal and powder coal unless it is requested by the customer.

Large Mass Coal

Production of this mass coal fulfills the needs of its retail customers in Hohhot and in BaoTou, the second largest city in Inner Mongolia with a population of 1.96 million. Retail customers purchase large mass coal for individual or commercial resale. Most coal mines in the area do not engage in individual sale and have minimum purchase requirements and therefore deter the type of customers Coal Group attracts to its customer base.

Middle Mass Coal

Coal Group supplies approximately 50,000 tons to Inner Mongolia LiTai Coking Co. Ltd., located in Erdos City, WuRiTuGaoLe Town, Zhunger County, for coking purposes in connection with the production of steel. The contract signed with LiTai is attached in Exhibit 10.4 and 10.5.

Our current agreement with LiTai is effective March 18, 2006 whereby 70,000 tons of coal with a minimum heating capacity of 5,800 Kcal is to be supplied for a period of one year for consideration of approximately $ 1,207,500. LiTai shall be responsible for the transportation of the coal from LaiYeGou. We have a 20% investment in LiTai. Please refer to Exhibit 10.19(a) and 10.19(b) .

The price of middle mass coal in generally is lower than of large mass or powdered coal and therefore it is not as frequently produced resulting in lower levels of supply. Current levels of production are maintained to meet requirements pursuant to the terms of the contract with LiTai.

On November 22, 2006, LiTai received notification from the Zhunger County Environmental Protection Bureau (the "Protection Bureau") to shut down its operations effective December 31, 2006 as a result of their findings of contamination of the water supply in the region. LiTai was fined approximately $ 12,500 and ordered to rectify the breach of environmental standards. LiTai will only be able to commence operations upon the inspection and approval from the Protection Bureau.

In January 2007, LiTai was notified by the Protection Bureau that its operations may be sustained so as long as efforts were underway to rectify the breach. The breach was regarded in a more lenient manner as the supply of raw materials from coking factories in the area currently meets the demand. The shutting down of LiTai would have had a detrimental effect on various industries dependent on the raw material produced from the coking factories in the region.

LiTai fully intends to rectify the breach while sustaining its operations.

Powdered Coal

Powdered coal is generally for the use of power stations for electricity and heat generation purposes. Coal Group supplies Zhejiang Fuxing Electric and Fuel Co., Ltd., which services the ZhejiangFuXing & JiangSu region with its electricity and heating generation needs. The contract is for supply of 200,000 tons of coal with no set fixed price per ton. The contract is attached in Exhibit 10.28. Our previous contract is attached in Exhibit 10.6.

Mixed Coal

The composition of mixed coal is classified into three specifications according to mass size. Coal is screened according to client's request. Large mass coal is mainly for civil use, middle mass coal is mostly used in coking industry and powered coal is mainly used in electricity generating.

The size specifications and price per ton is as follows:

Type of coal	Specification in CM	Percentage coverage	Unit price per ton
Large mass coal	>20	30	$ 26.83
Middle mass coal	1-20	40	$ 24.39
Powered coal	<1	30	$ 20.73

These specifications are similar for coal purchased from other companies.

Pricing

The following are annual production per ton and weighted average prices received in the past three years:

Year	Annual Production	Weighted Average Price
2003	235,321	$ 10.46
2004	506,913	$ 10.46
2005	612,739	$ 23.87
2006	549,970	$ 23.98

Contracts to be Awarded

Coal Group is targeting other power and electricity stations and in turn, increasing its production capabilities. Each year, the China Coal Industry Association convenes a supply and sale meeting whereby contracts to supply coal to power stations are awarded to suppliers based on levels of production.

As of the previous meeting held in 2006, Coal Group was classified as one of the top 20 coal producers and, as a result, will be awarded contracts to service various regions. The meeting attendees included National Planning and Reforming Committee, Railway Ministry Communication Ministry, National Electric Power Corporation, Coal Industry Association, and the Provincial Planning and Reforming Committee.

Coal Group obtains its contracts by maintaining its current levels of production. It is classified as a mid scale coal mine by the China Coal Industry Association. Production of less than 300 thousand tons are classified as small scale mines, 300 thousand to 900 thousand classified as mid size scale mines and 900 thousand and above classified as large scale mines. There are currently no other requirements to be awarded such contracts. The level of production required per year for segregation of large, mid or small scale mine is determined upon review of previous data of production of coal and projected requirements with the consideration of growth in various areas.

As new rural areas are developed, there will be the need to supply heating and electricity to new users and thus the requirement of raw coal material. With the increase in demand, the government will award contracts to service these areas as needed. Coal Group was recently awarded the contract to supply coal to Zhejiang Fuxing Power Fuel Co., Ltd. Please refer to Exhibit 10.28.

LaiYeGou being a mid scale mine grants Coal Group contracts not only to supply its products but also the guarantee of transportation routes. Government granted transportation routes are far more reliable and cost effective compared to the hire of 3rd party contractors to deliver products.

LaiYeGou Expansion

In response to the escalating demand for its coal products, Coal Group is investing in infrastructure improvements necessary for increasing annual production capability of the LaiYeGou Coal Mine by 20% to 600,000 tons per year. Infrastructure improvements commenced in May 2006. Coal Group has applied for and been approved by the Government for such expansion plans in December 2005. In order to obtain approval, Coal Group was required to sign an agreement with the Zhunger Coal Mining Industry Administration Department, a sector of the Inner Mongolia Government specifying the timeline of the construction process which is to be met monthly. Please refer to Exhibit 99.11.

Our project timetable is as follows and cost required during each phase is as follows:

Phase 1: COMPLETED ¨C Actual cost $ 80,000

Milestone:	Preparation
Work entails:	Select and assign a project team, procurement of machinery and equipment, finalize the financing plan, and provide training to the technical staff
Time to complete:	1 month (April 2006)

Phase 2: IN PROGRESS - Cost incurred to date approximately $ 670,000

Milestone:
Reconstruction of existing alley and excavation new alley
Remark:
In order to reduce construction period, parallel work shall be adopted, and the following three excavation teams shall perform in respective area.
Work entails:	1) Excavation

No.1 excavation group:
	a)	Main passage for coal transportation is to be refitted and rebuilt using existing main plain well.
Pipe to be laid for water supply and drainage. The distance is 245meters from mouth of well to bottom of well.
	b)	Excavation space for central transformer substation and water pump room. The central transformer substation will contain electrical appliance including high-voltage switch, transformer, input cable and output cable. The Water pump room is used to collect water from water container and pump out of ground. During this stage there is anchor constructed for protecting and supporting the roof structure. Excavation connecting passage to connect with central transformer substation and water pump room.
	c)	Main shipping lane should be refitted and dug for extension including shipping lane in exploiting area.
	d)	Excavation shipping passage in recovery working area, as it is mainly used to ship coal produced from recovery working area.
	e)	Excavation cutting area in working area, as it is mainly used to install standing and protecting equipment, coal exploration equipment and coal shipping equipment.

No.2 excavation group:
	a)	Vice plain well is used to ship coal gangue, and other materials. Refit and rebuild existing vice plain well including paving for water supply and drainage, cable, dustproof pipeline, equipment installation. The distance is 176meters from mouth of well to the bottom of well in vice plain well.
	b)	Excavation warehouse of fire-control material, water container. Warehouse of fire-control material is used to store fire-control material. Water container is used to collect gushing water in well into wash container together.
	c)	Supplementary shipping lane should be refitted and dug for extension including supplementary shipping lane in exploiting area. The supplementary shipping lane is used to ship material and employees to the working area from vice plain well.
	d)	Excavation water container to collect gushing water in well.
	e)	Excavation supplementary shipping passage in recovery working area, it is mainly used to transport materials and employee.

No.3 excavation group:

	a)	Standing well for back wind(including wind well, standing and protecting construction):
enlarge existing standing well for back wind ( including wind well), where induced draft fan will be installed.
	b)	Excavation laneway for ventilation.
2) Civil engineering
Civil engineering refers to construction in the ground, including dormitory, material warehouse, light room, pitprop room etc.

3) Purchase of equipment
4) Equipment installation
Equipment installation includes equipment installation in the ground and under well.
Time to complete:	18 months (May 2006-August 2007)

Phase 3:

Milestone:	Trial operation completed
Work entails:	Perform inspection and acceptance of the project work
Time to complete:	2 months (August 2007-September 2007)

Infrastructure improvements consists of enhancement of existing mining techniques and level of mining mechanization, in order to reach production of 600,00 tons per year, using mechanized mining method and blasting down the roof mining technique (*See definition below) with a 75% coal mining recovery rate. This reconstruction plan is classified under the Government's policy and standard set for the coal mining industry.

There are many coal mines in Inner Mongolia using less efficient mining methods with low levels of mining mechanization which result in wasting of natural resources (low mining recovery rate). These coal mines will be phased out under the Government's policy and standards for the coal mining industry.

On Dec 8, 2005, Coal Group received the Government approval for its Design Plan for the LaiYeGou reconstruction project which was contracted to Inner Mongolia Coal Mine design and Research Institution. Please refer to Exhibit 10.20 (a) and (b). Coal Group undergoing phase 2 of the expansion as mentioned above. Please refer to Exhibit 99.11 for a timetable of each project phase.

The following are definitions and mining methodologies recommended by the Government:

*Mining Method and Equipment Selection

(Definition of mechanized mining method and blasting down the roof mining technique)

Based on the characteristic, thickness, structure, roof-to-floor lithology of the coal bed, and other mining conditions, the face of a mine or tunnel should be equipped with Style No. ZH2200/17/22Z combinatory integral ceiling girder suspension hydraulic support to perform blasting down the roof mining, mining height 2.2m, caving mine (mine of blasting down the roof) height 5.25m, mining and caving ratio: 1 : 2.4.

Costs and Funding

The cost for improvements consisting of construction costs including procurement of mining equipment are budgeted to cost $ 10,353,195.

Funding for this project will be financed roughly $ 3,623,618 by shareholder loan, $ 3,623,618 by bank loan and $ 3,105,959 from the public market.

On April 11, 2006, Coal Group obtained a loan from the Agriculture bank in the amount of $ 2,500,000 to fund the expansion of the mine and also for general use in its operations. Please refer to Exhibit 10.25. This loan was repaid during the year. Coal Group obtained further loans from the Agriculture bank amounting to 50 million RMB or $ 6,392,021. The loans assist in funding our working capital needs.

The terms and principle amount of the loans granted are as follows:

Term	Interest rate	Principle (RMB)
Sep 26, 2006 to Sep 25, 2007	7.344%	18,000,000.00
Oct 19, 2006 to Oct 18, 2007	7.344%	12,000,000.00
Apr 11, 2006 to Apr 11, 2007	7.254%	20,000,000.00
Total		50,000,000.00

We intend on making public offerings and engage investor relations and promoters for the Company once it has obtained trading status on the OTC Bulletin Board.

Please refer to Exhibit 99.11 for a timeline of infrastructure improvements and monthly costs.

Costs totaling $ 10,353,195 are summarized as follows:

Item:	Cost
Sinking and driving engineering	2,126,988
Civil work	1,566,415
Equipment	2,510,317
Installation	860,415
Others	2,422,549
Engineering	664,073
Interest Expense during the Construction Period	202,439
$ 10,353,195

Exchange rate: 1USD = 8.2 RMB

Heat Power

Heat Power, a China Corporation, was founded in September 2003 in XueJiaWan Town, Inner Mongolia. Heat Power's business licence is attached in Exhibit 99.2. Since its inception, Heat Power operated an existing Heat Power plant in XueJiaWan as part of its agreement with the Zhunger County Government to phase out the existing heating plant for development of a more efficient and effective plant with heating and electricity generation capabilities as per the monopoly granted as mentioned below.

Heat Supply License

On July 29, 2003 Heat Power was granted the license and monopoly by the Zhunger County Government to provide the entire XueJiaWan area with its heating requirements. The monopoly was granted for an undetermined period of time given Heat Power maintains production capabilities and predetermined prices set by the Zhunger County Government. The grant of the monopoly is attached in Exhibit 10.2 and 10.2(a)(b) .

Under the terms of the license agreement, it states that Government agrees to transfer existing 4 heat power supply stations previously operated by the Zhunger government in conjunction with Erdos Xinxia Real Estate Co.,Ltd to Heat Power, granting us the exclusive right to operate and manage the heat power station consisting of 4 heating plants to supply centralized heating service to the municipal planning area of Xuejiawan including Donghua residential area and Yinze residential area. The transfer agreement is attached in Exhibit 10.2(a) .

Summary- Terms of the License Agreement

On July 29, 2003, Heat Power entered into a license agreement with the Government to supply heating requirements to Xuejiawan by transfer of 4 existing heating plants. The terms of the agreement are summarized as follows and Heat Power is to comply with the following:

-	Manage the 4 stations

-	Retain existing employees

-	Supply heating needs to all of Xuejiawan -- total area of coverage was not noted

-	Report prices charged for heating

-	Construction of a new thermoelectric plant to provide heating and electricity to commence August 2003 for completion by October 15, 2004

An addendum to the license agreement stated that Heat Power was responsible for:

·	Providing heating requirements to Xuejiawan for Winter 2003

·	Prices charged for heating cannot be above the set standard as determined by the Government and any price charged about this standard shall require approval from the Government

There were no penalty provisions stated in either the license agreement or addendum signed.

Heat Power complied with the above terms of the license agreement with the exception of completion of the thermoelectric plant as mentioned below. Heat Power met the heating requirements by construction a further 3 additional heating plants as mentioned below (“Expansion – Construction of 3 Additional Heating Plants (80 Hectares of heating coverage)”) for a total of 7 heating plants servicing Xuejiawan.

The License agreement requires Heat Power to construct thermoelectric plants to provide heating directly to users and electricity through Electric Power Group, (a government owned enterprise) to Xuejiawan. The area of coverage was also not specified in the agreement however the area requiring service was approximately 120 hectares. Heat Power was to construct the thermoelectric plant by October 2004 and thereby replacing existing heating plants in operation. Please refer to section “Future operations – Thermoelectric Plant (120 Hectares of heating coverage)” below.

October 2004 was the 1st extension granted and Heat Power was not able to meet this deadline as a result of harsh weather conditions. There were no penalty provisions as such factors were beyond the control of Heat Power.

Heat Power signed a further agreement with the Government on June 2, 2005 stating the completion date of construction of the thermoelectric plant was to be extended to October 15, 2005 however because of connectivity problems with Electric Power Group (Government owned enterprise) construction was not completed by this date. In both situations, Heat Power was not subject to penalty provisions as the delays were attributed to factors outside the control of Heat Power.

Heat Power is currently meeting its obligations to provide heating to Xuejiawan with its newly constructed thermoelectric plant put into operation September 2006. Of the 7 heating plants previously put into operation, only 2 are supplying heating as 4 are in the process of being converted to heat transfer stations supporting the thermoelectric plant and one plant was sold in March 2006. See below.

Previous operations – 4 Heating Plants

Heat Power previously provided heating needs with existing 4 heating plants as mentioned above to users of the XueJiaWan area. Upon granting of the license and transfer of ownership of the heating plants, Heat Power initially supplied heat service to 40 hectares as of November 20, 2003 and 55 hectares by November 30, 2004. To supply a further 25 hectares would require expansion of our facilities by 3 additional heating plants as mentioned below.

As of to date, these 4 heating plants have been shut down and in the process of being converted to heat transfer stations supporting the efficiencies in heat transfer to users from the thermoelectric plant. The conversion commenced September 2006 and is expected to be completed by December 2007 with a cost of approximately $ 40,000.

Expansion – Construction of 3 Additional Heating Plants (80 Hectares of heating coverage)

By October 15 2005 we completed construction of 3 additional heating plants to increase coverage of heating supply to 80 acres, covering Xuejiawan district and Shagedu Town. These 7 heating plants previously met our obligations to supply heating to the Xuejiawan district temporarily until the thermoelectric plants have been fully tested and operational. Once the thermoelectric plant is operational these heating plants will be phased out and converted upon completion and successful testing of the thermoelectric plant which will provide heating and electricity requirements.

As of to date, there are only 2 heating plants currently operational in addition to the thermoelectric plant put in operation September 2006. (Previous operations of 7 heating plants less 4 heating plans currently undergoing conversion, less sale of 1 heating plant - Please see “Sale of Heating Plant” below).

The remaining 2 heating plants are currently undergoing construction pipeline construction to connect to the thermoelectric plant. Construction is expected to be completed by the end of 2007.

These 2 heating plants will support the thermoelectric plant operations until June 2007 whereby these plants will be shut down and will commence conversion to heat transfer stations in addition to the 4 heating plants currently undergoing the same conversion process mentioned above. The completion date is expected to be the December 2007 with a cost of approximately $ 100,000. Operations at the end of 2007 will consist of the thermoelectric plant and 6 supporting heat transfer station.

Sale of Heating Plant

On March 24, 2006, we entered into an agreement to sell 1 heating plant which was previously constructed in Shagedu Town to Hao Linmao for proceeds of approximately $ 300,000. This heating plant is located in the outside suburb of XueJiaWan in Shagedu and was too costly to manage because of the location. Heat Power’s market is in the heart of XueJiaWan and the sale of this plant has had limited impact on the results of operations. Shagedu is mostly occupied by factories and the requirement for heating is limited. The coverage in Shagedu is approximately 2 hectares or less than 2% of our total coverage in XueJiaWan of 120 hectares.

To date we have received all proceeds of the sale. The agreement for sale is attached on Exhibit 10.26.

Current operations – Thermoelectric Plant (120 Hectares of heating coverage)

XueJiaWan Expansion was completed December 2005 and put into operation effective September 2006. Heating supply commenced in October and electricity supply commenced in September. The expansion has allowed for supply of not only heating but also electricity requirements as well.

We provide electricity to users by merging an electrical network with Inner Mongolia Electric Power Co. Ltd, a Government owned enterprise and monopoly. This agreement is attached on Exhibit 10.3. The supply of electricity may be widely dispersed and Heat Power does not have any control over which areas will be provided with electricity. Heat Power holds a license and monopoly for heating supply only. Only sectors of government can distribute and charge a fee for electricity. However electrical networks can be established to provide this utility to this sector. Co-generation is encouraged as existing networks can be used as a renewable resource.

As mentioned above, we are currently converting 4 of our heating plants previously used in exclusive heat supply operations to heat transfer stations wherein efficiencies in heat distribution to users will be increased. The remaining 2 heating plants will commence conversion in June 2007.

We are in the process of constructing a 3rd boiler at the thermoelectric plant as a necessary supplement to ensure stable and reliable heat supply to users. Construction commenced July 2006 and is expected to be completed mid 2007. The estimated cost is $ 2.7 million.

Supply of Powered Coal

The powdered coal required to generate heating is supplied by Guanbanwusu and has a heating capability of 4600-4,900 kcal and is low sulphur, low phosphorus, medium ash, and high ash melting point, which satisfies the Government Environmental Protection Standard and is regarded as “Green Coal” or environmentally friendly. Heat Power currently does not have a contract with Guanbanwusu. Heat Power will require approximately 180,000 tons of coal per year and a minimum of 15,000 tons per month. The coal shall have a minimum heating capacity of 4,600 Kcal or reduction of price per ton is implemented. Guanbanwusu is responsible for transporting coal to the plants. This contract is for supply of existing and new facilities which require 180,000 tons of coal per year or 15,000 tons per month as per completion of the expansion project. The contract is attached in Exhibit 10.7.

Heat Power also obtains its supply of powdered coal from other suppliers of which there is no formal agreement. Suppliers are hesitant to enter into agreements for a fixed price as a result of the price of coal fluctuating on an upward trend.

XueJiaWan Expansion

Heat Power has completed constructing this project where such expansion covers 120 hectares, allowing for a centralized heat and electricity supply in the area with 110,400,000 Mega Joules and 144,000 Megawatts, respectively generated per year.

We will provide electricity to users by merging an electrical network with Electric Power Group, a Government owned enterprise. The agreement is attached in Exhibit 10.3. Upon merging our systems with Electric Power Group, it was found that the capacity of the sub transformer station used by Electric Power Group to be insufficient with our current systems. To increase the capacity, during the 2nd quarter of 2006, Heat Power loaned Electric Power Group $125,000 without interest or stated terms of repayment. Electric Power Group has the option of offsetting fees Heat Power incurs for use of its network against the loan amount. This issue has been resolved and Heat Power is currently providing electricity to Xuejianwan through Electric Power Group. The thermoelectric plant has been tested, has passed inspections and is fully operational.

Heat Power’s efforts to improve the efficiencies and reliability of the thermoelectric plant are as follows:

1.	Conversion of 4 heating plants (shut down as of June 2006) to heat transfer stations previously used in exclusive heat supply operations. These plants are to be linked to the thermoelectric plant for efficient and accurate distribution of heat supply. Construction commenced June 2006 and was completed November 2006. The cost of conversion is $ 40,000 including civil and construction costs. Equipment costs amount to $ 260,000.

2.	Conversion of 2 heating plants (currently in use for heating supply) to heat transfer stations also previously used for exclusive heat supply operations. Conversion will commence June 2007 for completion by the end of 2007. The estimated cost of conversion is $ 100,000. The cost of converting these 2 heating plants is larger because of their size in comparison to the 4 heating plants mentioned above.

3.	Construction of a 3rd water boiler as a necessary supplement to ensure stable and reliable heat supply. Construction commenced July 2006 and is expected to be completed by mid 2007. The estimated cost is $ 2.7 million. As of to date the boiler is 60% completed and cost incurred were $ 1,500,000.

Total additional construction costs to improve the efficiencies and reliability of the thermoelectric plant total $ 2.84 million. Heat Power will receive shareholder and bank loans to fund construction.

With the expansion in place, Heat Power will require an additional 100,000 tons of powdered coal to sustain these thermoelectric stations. Guanbanwusu will supply the required 180,000 tons of coal per year on a non contracted basis.

Assets and Plants

Please refer to Exhibit 99.13 for a listing of assets, cost and usage.

Government

The Government has taken steps to monitor and control the economic growth in the area. XueJiaWan Expansion is classified by the Government as a development necessary for the steady growth of XueJiaWan. Approvals would not be granted by the Government if this project were not classified as such. This project was subject to obeying environmental and work safety laws in order to continue with completion of the expansion. Heat Power completed the expansion without any breach of these laws and continues to abide by such laws.

Capacity

The following is a comparison of new and existing facilities:

	Previous Operations		Thermoelectric Plant
			Operations
Heating capacity (mega joules)	736,000		110,400,000
Electricity generation (megawatts)	None		144,000
Coal requirements (tons)	50,000		180,000*
Coal price paid (per ton)	$ 10		$ 20
Heating service charge (per square foot)	Residential:	$0.10	1. Residential: $ 0.14 **
	Commerce:	$0.15	2. Commerce: $ 0.24**
	Office:	$0.13	3. Office: $ 0.26**

Guanbanwusu Coal mine will supply Heat Power with its supply of coal on a non contracted, non fixed price per ton basis.

** Please refer to Exhibit 99.14 for Heating Price Standard as determined by XueJiaWan Town Zhunger County.

Tax Exemption

The Ministry of Finance and National Tax Administration Bureau has granted Value Added Tax ("VAT") exemptions for heat supply industries operating in Inner Mongolia where VAT applicable on revenue or expenses will not be required to be remitted or withheld, respectively. The exemption is effective for fiscal years ended after completion of construction of the plants.

Expenses paid for construction are subject to VAT. Please see below "Taxation Rates". The grant is attached in exhibit 99.3. Tax exemptions were granted mainly as a result of the government encouraging economic development in the area. XueJiaWan, prior to construction of the plants, did not have efficient methods of providing heating and electrical requirements to users, resulting in large amounts of raw material coal being consumed with very low levels of output of heating and electricity. Its plants allowed for a more efficient and effective means for distribution with a centralized heat and electricity supply throughout the area.

Heat Power Markets

Heat Power's marketing efforts are solely devoted to obtaining heat supply monopolies and contracts with monopolized divisions for supply of electricity through the Inner Mongolian government and related city planning authorities. To obtain these monopolies, it must demonstrate that it can meet the following requirements:

1)	Reputation and operating history of the company

The company shall have a good reputation record, including never having been involved in illegal operations or default on payment of taxes.

2)	Production capability requirements

No operating history is requested, but the company shall have the capability to manage the heat supply station and enlarge its production capacity if needed. The Government does not specify production capabilities, only that heat supply stations are operational.

3)	Reputation of directors and officers

The Company’s directors, supervisor or top management must obey “China Company Act” and the “Controlled Regulation of Artificial Person Registration”.

The following is an excerpt from China Company Act relating to the conduct of directors and officers:

“Item 147. If there is one of the following cases, person cannot be acted as director, or supervisor or official

	a.	one without capacity for civil affair action, or capacity for civil affair action is limited;

	b.	within 5 years after enforcing period of penalty which is incurred by peculation, bribery, conversion of property, embezzlement of property, or destruction of economic rules in social market; or within 5 years after enforcing period of deprival of political right incurred by crime;

	c.	one who holds the position of director, or factory director, or manager in company or enterprise with bankrupt liquidation, who bears personal responsibility to bankrupt of this company, within 3 years after completion of bankrupt liquidation;

	d.	one who holds the position of artificial person in company which is withdrawn business license and ordered to close resulted from breach of law, who also bears personal responsibility to this company, within 3 years after withdrawal of business license; One who owns large debts and does not pay on due time.

Company violates stipulation in preceding clause to elect or appoint director, supervisor or employ officials, this election or appointment is ineffective.

If there is one of case stipulated in clause 1 of this item occurred during term of office, company should relieve of his or her position.”

As per the above, Heat Power and its management meet these requirements. Contracts are awarded through government appointment through evaluating these criteria in submission of contract bids. In addition, these contracts must specify prices charged which may be capped for a certain period as determined and approved by the local price control committee. Competition in obtaining monopolies is largely mitigated by a good review of operating history by the Government. As to the knowledge of management, there are few entities which have the ability to maintain production and expansion capabilities and have a good operating history.

The monopoly is granted for an undetermined period of time given that production capabilities and prices are maintained. So as long as heat is supplied to the specified area, there are no termination provisions.

Outlook on future demand for coal

Integral to China’s industrial expansion and related energy demand escalation at the present time, the Central Government is encouraging sectors to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country. As a consequence, the future demand in China for coal; a key factor underpinning the output of power stations and such factories reaching 1.650 billion metric tons during the present calendar year, 1.820 billion metric tons in 2010 and 2.100 billion metric tons by 2020. However, estimates of supply deficiencies also are sizable at 120 million metric tons, 250 million metric tons and 700 million metric tons in 2005, 2010 and 2020, respectively. The coal industry is expected to grow at a rate of 9.5% per year. Source: The China Daily.

Diesel is an alternative competing factor to coal however it is generally not used as most energy generation plants and users are only equipped to receive coal as a raw material. The use of diesel is also not cost effective as it is 4 times higher in price compared to coal products; however, diesel has a higher energy rate per ton compared to coal.

In addition to the excess demand, transporting coal from Shanxi Provice to Hebei Province proves to be a challenge as transportation routes are currently inefficient and or non-existent. Currently, the development and improvement of roads and railways cannot keep up with levels of demand. There are plans for Government City Planners to rectify this issue with allocating resources to bettering and building transportation systems; however, to our knowledge, these improvements are not expected to materialize for at least the next 5 years which could result in lost sales and other opportunities for expansion.

For Coal Group’s situation, methods of circumventing transportation challenges are to receive contracts granted by the Government whereby transportation is guaranteed from LaiYeGou coal mine to final destination. Where contracts which are privately arranged, transportation is arranged through hire of 3rd party transporters or by customers. In some instances, coal is purchased by 3rd parties close in proximity to train stations where transportation to customer’s destinations is more efficiently arranged for. However, transportation to destinations is limited to where routes are in place.

Heat Power’s transportation from Guanbanwusu to its plants is provided by Guanbanwusu.

Heating requirements are supplied throughout the XueJiaWan area through underground pipelines. Existing pipelines are used and in new areas expanded, the Government has constructed new networks for this area.

Taxation Rates

The following are taxes to which Coal Group and Heat Power are subject and the relating tax concessions if granted:

Coal Group		Heat Power
VAT Output Tax for coal 13% of sales
VAT Output Tax for power is 8.5% of sales*
The rate of VAT for heating service is 13%.

Income taxes is 33% of Net Income		Because the company use “gangue” to generate electricity, it receives the following taxes benefit: *

		1)	tax exemption for the first five years operation with
use of gangue coal.
		2)	for the following years up to 2010 the income taxes
is 15% of Net Income (that policy is effective form
2001 to 2010) should the development be
considered part of the “West Region Development
Plan”.

VAT Input tax payable		SAME
1)	Company or individual that purchases from any
large company (or supplier) will receive a “VAT
special invoice” and submit to the taxation bureau
for tax deduction every month.
Note: VAT rate varies from 0-17%; it depends on the nature of the products.
2)	With any “transportation invoice” Coal Group
receives a rebate of 7% of total transportation
expense from the taxation bureau.
3)	These amounts are netted against VAT Output Tax
payable.

*This rate is 50% lower than the standard rate of 17% because Heat Power uses “gangue” coal for electricity generation. Gangue coal is a kind of rock that contains small amount of coal and therefore less efficient in terms of energy production. To encourage utilization of this resource, the Government provides tax concessions. Heat Power is currently under application to obtain this tax concession.

Please refer to Risks Relating to Our Business – Heat Power may be entitled to tax concessions in areas described as “West Region Development Plan” for a set period of time however may lose this benefit at anytime as determined by the Government.

Advertising and marketing strategy

Distribution Coal Group

Coal Group does not have methods of distribution as sales of its large, middle mass and powdered coal are largely being transported by customers. We also transport our products by truck and by railway for certain customers that request this service.

Heat Power

Supply of powdered coal is delivered to Heat Power’s plants facilitated by Guanbanwusu. Guanbanwusu makes all necessary arrangements with third party transporters. The distance between the mine and operations is approximately 3 km.

The transportation industry is fairly competitive and Heat Power or Guanbanwusu could retain other transporters should there be a need.

Subcontractors

Coal Group hires contractors to hire staff to work in the LaiYeGou coal mine. There is currently 1 contract hiring 70 employees.

Competition Coal Group

Due to existing market conditions as discussed above in the “Outlook on Future Demand of Coal”, we do not have competition in the usual sense of the term. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply; competition is not a concern in the operation of our business.

We expect that China’s coal industry will remain a large, growing and chronically under-supplied customer base for the foreseeable future.

There are pressures from the Government to use nuclear power instead of coal due to environmental concerns; however, coal reserves in China are abundant and less expensive and a switch to other forms of resources to generate energy is unlikely. China’s coal reserves are expected to last approximately 40 years. Source: The China Daily-January 4, 2005.

Heat Power does not have competition as it receives a monopoly to supply heating and electricity requirements to serviced areas. Competition in obtaining monopolies is largely mitigated by a good review of operating history by the Government as to the knowledge of management, there are few entities which have the ability to maintain production and expansion capabilities and have a good operating history.

The monopoly is granted for an undetermined period of time given that production capabilities and prices are maintained. As long as heat is supplied to the specified area, there are no termination provisions.

Patents, Trademarks and Labor Contracts

We do not have any trademarks on our trade name or logo or patents on our products or production processes.

Employees

Principal Business Office

Coal Group

Coal Group has a total of 34 full time employees, and 70 contracted staff to operate the LaiYeGou coal mine. The 34 employees fill positions in its Administration, Accounting, Sales, Finance & Securities, and Management department.

The Administration department is responsible for human resources, training, and payroll. The department also evaluates all processes to ensure certain levels of efficiency are maintained and provides any support services to other departments should the need arise.

The Accounting department is responsible for compliance with accounting principles and national tax laws, bookkeeping, preparing budgets and analysis of financial reports.

The Sales department is responsible for launching advertising campaigns, market research and customer service.

The Finance and Securities department is responsible for all corporate matters relating to preparation of contracts and maintaining corporate books and records.

The Management department is responsible for overall direction and marketing efforts. This department oversees all other departments.

Heat Power

Heat Power has 19 full time employees filling positions in our Administration, Finance, Heat Station Management and Project Management Departments.

Heat Power’s Administration and Finance departments have similar functions as Coal Group as above.

Its Heat Station Management department is responsible for inventory levels, purchasing, transportation, maintenance, safety, and overall management of the efficiency and operation of thermoelectric plants.

The Project Management department is responsible for design and production process specifications of new projects and appointing and managing subcontractors.

In addition to these employees, Heat Power has over 200 employees working in its heating stations in XueJiaWan consisting of engineers, technicians and management staff overseeing operations.

Please refer to Exhibit 10.15 for our standard employment contract.

Administrative Branch Office

We have 2 consultants in our Administrative Branch Offices. Consultants provide translation and EDGAR filing services. The consultants also have access to legal counsel for the purpose of preparing the necessary reports to comply with regulations applicable to fully reporting companies. Mr. Ding provides this office space rent free.

Management believes that relations with its employees are good.

RISK FACTORS

***You should read the following risk factors carefully before purchasing our common stock. *** RISKS RELATING TO OUR BUSINESS

Our management lacks technical training with operating a mine and as a result may cause the Company to suffer irreparable harm due management’s lack of training.

The lack of technical training of our management requires us to rely on professional engineers as an integral part of our operations. As a result of management’s lack of training, we may not take into account standard engineering or managerial approaches other mineral explorations companies commonly use. Consequently without the technical expertise of either retained staff or contracted 3rd parties, we could suffer irreparable harm in our operations, earnings and ultimate financial success.

Compliance and enforcement of environmental laws and regulations may cause us to incur significant expenditures and resources of which we may not have.

Extensive national, regional and local environmental laws and regulations in China affect our operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, which provide for user fees, penalties and other liabilities for the violation of these standards. We believe we are currently in compliance with all existing China environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely effect our operations. The enactment of any such laws, rules or regulations in the future may have a negative impact on our projected growth, which could in turn decrease our projected revenues or increase our cost of doing business.

The potential liability for violation of environmental standards consists of loss of our business licenses causing irreparable damage to our reputation and payment of penalties which range depending on the nature of the violation and history of previous violations made. There is currently no fixed amount set by the Government and penalties are determined on a case by case basis. In addition, the project which we undertake will be ceased until compliance with environmental standards is adhered to.

We are required to renew our business license every 10 years where if we are in violation of any environmental or company act laws, our business may be suspended until such violations are remedied.

If our business license is not granted renewal, our operations will be suspended causing not only loss in profits but loss of existing and potential customer base, damage to our reputation, and related costs incurred for business interruption.

Heat Power may be entitled to tax concessions in areas described as “West Region Development Plan” for a set period of time however may lose this benefit at anytime as determined by the Government.

Tax concessions are granted by the Provincial Government to encourage development in rural areas in XueJiaWan. Heat Power is currently under application for these tax concessions. Income taxes are exempt for 5 years upon initial operation and subject to a 50% lower rate until 2010. The Government may at its discretion terminate such tax concessions at any time and we may not have the resources to cover our income taxes as they become due as our budgets are based upon granting of these tax concessions.

We are dependent on a few key personnel, being our officers and directors

We are substantially dependent upon the efforts and skills of our executive officers, WenXiang Ding, YanHua Li and WuSheng Liu. The loss of the services of any of the executive officers could have a material adverse effect on our business.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and are held through a wholly-owned subsidiary incorporated under the laws of Nevada. Our current operations are conducted in China. In addition, our directors and officers are residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

We carry no insurance policies and are at risk of incurring personal injury claims for our subcontractors, and incurring loss of business due to theft, accidents or natural disasters.

We currently carry no policies of insurance to cover any type of risk for our contractors. It is common practice in China not to carry such insurance. Should any of such events occur, we are liable for all costs incurred to replace, repair any damage and or compensate for incidences. The costs incurred may adversely affect our operations and we may not have the necessary capital to sustain minimum working capital needs. Social insurance may mitigate such costs however may not be sufficient to cover the full cost or compensation depending on the severity of the incident.

We require the approval from the Inner Mongolia Government for all of our expansion projects and, as a result, could face delays for an indefinite period of time should the Government determine that such expansion project is not in accordance with the rate of economic growth projected over a certain period of time.

All approvals are made under the National Planning and Reform Committee of the Inner Mongolian Government.

The approval process varies depending on size of expansion plans and on average takes approximately 2.5 months.

The prices we charge to supply heating in Zhunger County is determined by the Inner Mongolia Zhunger Pricing Bureau (“the Bureau”) and we may not be able to recoup increases in the cost of raw materials or expenses for an undetermined period of time until application to increase prices is approved.

We are under application to increase the pricing structures of heat supply with Bureau as a result of increases in the cost of coal. Should our application be rejected, this may effect the commencement or completion of new and existing expansion projects and we may require capital from other sources such as shareholder or bank loans which may not be available to us.

In recent years, the price of raw materials has increased leading to increases in cost of heat supply. To increase the price charged to supply heating we must receive approval from the Bureau. The approval process begins with preparation of cost analysis and thereon a hearing will be arranged determining whether the increase is justified.

During this time, the Bureau may grant us a subsidy when the price of raw material increase is more than 10% of the heat supply price. We are under no circumstances permitted to increase heat supply prices in order to recoup raw material costs.

Our rate of profit is capped by government regulations as prices for heat supply are determined by the Bureau and we may not be able recoup our costs or cover our working capital needs.

Our level of profit is capped by the Bureau as determined from time to time upon review of economic circumstances such as the price of raw materials in comparison with the price point of heat usage charges. The level of profit will not exceed the amount the Bureau determines to be the price charged.

We are operating under conditions where political and legal uncertainties exist whereby changes in the political climate may cause us to incur costs to rectify any changes either local, provincial or central governments may impose on us at any time.

Chinese government policy is volatile as property rights are insecure and the rule of law is still in its infancy. We are subject to unpublished regulations from local, provincial, and national governments, which often have different and sometimes conflicting agendas and demands. This may affect our operations in all aspects from the price we charge for coal, heat, hot water, electricity supply and the approval process of new expansion projects. The price we charge may be lower than desired and new expansion projects may be delayed indefinitely as a result of conflict with various levels of government.

As a member of the Local Coal Sales Association the minimum price at which we sell coal in any area in China is determined by the Local Coal Sales Association and if there is any decrease in demand for a particular type of coal, we cannot lower our prices beyond the minimum set price to adjust for a decrease in demand without loss of our membership.

If the demand for a particular type of coal decreases, we are not able to decrease our prices in order to generate cash flow when needed until the Local Coal Sales Association determines that such a decrease is warranted. We may not be able to sell coal at such minimum prices and as a result may not be able to meet working capital needs and expansion projects may be delayed indefinitely.

The following are minimum price at which we are required to sell coal:

The price for mass coal (large, middle, and powdered individually sold) must be at least $13.30 per ton and the prices for mixed coal (assortment of mass coal) must be at least $11.50 per ton. Prices set by the Coal Sales Association are reviewed periodically as market conditions change. Enforcement of these price points are also governed under this authority.

We may not be able to expand our production capabilities of the LaiYeGou mine by 20% due to capital constraints and therefore may not meet demand resulting in lost profits.

The expansion of LaiYeGou requires an investment of approximately $ 10,353,195 of which we will require such funds to be raised either through shareholder and bank loans or through the public market. There is no guarantee that we will be able to raise such funds.

Collection of accounts receivables of Coal Group and Heat Power averages to 2 years and 6 months respectively, resulting in cash flow problems in meeting our working capital needs.

It is common in the industry to have the age of our accounts receivable to be of this term and cash flow problems may persist. We will require shareholder loans and or bank loans to cover working capital needs and we may exhaust such loans at any time.

RISKS RELATING TO OUR COMMON SHARES

There is no public market for our common stock and therefore the stock you purchase may be illiquid for an indefinite period of time.

There is no public market for the common stock. Although we intend to apply for quotation of our common stock on the OTC Bulletin Board, there can be no assurance that, even if our common stock is approved for quotation, an active trading market for our common stock will develop or be sustained.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Our stock is controlled by directors, officers and principal shareholders for the foreseeable future and as a result, will be able to control our overall direction.

Our insiders, being the directors, officers own 18% and together with 5% shareholders own an aggregate of 92% of our outstanding shares. As a result, the insiders could conceivably control the outcome of matters requiring stockholder approval and could be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See "Principal Stockholders."

We may issue more shares for public offerings and this will dilute the value of the shares held by existing shareholders.

Our shareholders are offering 32,495,217 shares with 12,504,783 remaining, totaling 45,000,000 total shares issued. We may issue more shares to raise funds in the public and this will dilute the value of the value of the shares currently outstanding as the price per share will decrease proportionately by the increase in number of shares outstanding; with market conditions held constant. Our need to issue more shares will depend on the amount of shareholder or bank loans which are granted to us from time to time.

FORWARD LOOKING STATEMENTS

This Form SB-2 includes forward-looking statements which include words such as "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy" or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward looking statements, including those described in "Risk Factors" in this Form SB-2. We urge you to be cautious of these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Currency Exchange Between Chinese Renminbi and United States Dollars

While our consolidated financial statements are reported in United States dollars, a significant portion of our business operations are conducted in the Chinese currency Renminbi (“RMB”). In order to provide you with a better understanding of these operations as discussed in-depth in the section titled "Description of Business", we provide the following summary regarding historical exchange rates between these currencies:

China previously did not allow it's currency to float on the open market. Rather, the currency was tied to the U.S. dollar. This means the RMB exchange rate versus the U.S. dollar was changed very infrequently. When it was changed, it tends to be very significant. During a period of high inflation, a country with a fixed exchange rate such as China will use foreign currency reserves to hold their rate steady until those reserves are exhausted. In this instance the exchange rate change will tend to be significant.

On July 21, 2005, China changed it policy and no longer values its RMB in terms of US dollars. With this change, the Renminbi is expected to increase.

ITEM 2 DESCRIPTION OF PROPERTY

Principal Business Office

Coal Group

Principal Business Office

Our principal business office is located at No.57, Xinhua East Street, Hohhot City, Inner Mongolia, where our sales, legal, administration, accounting, finance and management departments are located. The third floor is approximately 5,050 square feet and is kept in good condition.

The office building was purchased by our President, Mr. Ding, in July 1998 on behalf of Coal Group and he subsequently transferred title to Coal Group once it obtained a business license. The full purchase price has been paid and no amounts remain outstanding for this property. The building has 3 floors and is 14,674 square feet.

We occupy the 3rd floor and the 1st and 2nd floors are occupied by XianGrong Commercial & Trade Co., Ltd where they operate a restaurant. Coal Group provides this space in exchange for property maintenance and catering services. Catering services and various banquets held throughout the year for promotion purposes cost approximately $25,000. Only expenses exceeding $25,000 are paid. Please see Exhibit 10.18.

The property certificates for each floor are attached in Exhibit 99.6 (1st floor), 99.7 (2nd floor), and 99.8 (3rd floor).

The land on which the office building is situated is leased from the PRC Government or previous holders of the lease for a period of 50 years, expiring in 2048. A lease from the PRC Government grants use of land by obtaining a State Owned Land Usage Certificate and a lease obtained through previous lease holders grants use of land by obtaining a Collective Land Usage Certificate. Land in China cannot be owned and the only form of ownership is by way of lease for a period of up to 50 years. A regulation Coal Group must comply with in order to keep the lease is the use of the land as specified in the business license. Any changes in use must be approved by the PRC Government.

Investment

In August 2005, Coal Group entered into and agreement with Deheng Assets Management Co., Ltd. (“Deheng Assets”) to purchase 2 office buildings located at Building 3 in Hongqi Street in Hohhot City (Property Certificate No. 2003001090) and Building 8 in Hongqi Street in Hohhot City (Property Certificate No. 2003002197). The purchase price was approximately $ 1,625,125 and has been paid in full from shareholder loans and bank loan obtained from the Agriculture Bank as mentioned herein. Other costs incurred were for property transfer taxes, real estate agent fees and legal fees which amounted to approximately $ 162,808. Coal Group intends to hold this property as an investment and currently has no plans for improvements to this property. Coal Group plans to lease the units for commercial use. The agreement with Deheng Assets Management Co., Ltd. is attached in Exhibit 10.27.

The 2 buildings are currently vacant with the exception of 3 floors which were previously occupied by 1 tenant which had a lease agreement effective September 2005 through September 2006. The agreement was signed with Deheng Assets and therefore the tenant was making payment to Deheng Assets and not Coal Group. The transfer of the lease agreement was formally made in November 2006 and Deheng Assets reimbursed Coal Group approximately $ 13,000 for the lease from September 2005 through September 2006. Coal Group renewed the lease agreement with the tenant for a period of one year effective September 2006 with a lease rate of $ 13,000 per annum. Please refer to Exhibit 10.29.

LaiYeGou Mine Location & Access

The location of the LaiYeGou mine is south-east of Bianjia Road and is approximately 230 hectares. The location is central as it intersects with national highways making access to the mine central to regional areas through No. 210 National Highway. The distance from LaiYeGou to each location is as follows:

  Dongsheng – 70 km
  Baotou City – 170km
  XueJiaWan Town – 145km
  Yulin City, Shang’xi Province - 215 km
  Wuhai City - 370 km

There are other transportation routes. BaoShen Railway crosses Dongsheng where Dongsheng Coalfield and Shenfu Coalfield are located. These mines are 35 km away from a railway collection station and therefore a convenient location where Coal Group is able to purchase raw materials and transport it to customers.

Please refer to Exhibit 99.16 for transportation routes to the Laiyegou Coal Mine. The mining production flow system and mine site plan map is attached in Exhibit 99.17(a) and 99.17(b) .

Access to the property is monitored strictly by mine managers. Prior to entering the premises, mine managers assess condition and safety reports from the previous day and determine location and safety parameters for employees. Condition and safety reports are prepared on a daily basis and serves as a basis for permitting entry to the mine and locations where employees are assigned to work.

Ownership & Previous Operations

In June 1999 the LaiYeGou mine was acquired and the purchase contract is attached in Exhibit 10.17. The land in which the mine is located is leased for a period of 50 years from the PRC Government. As mentioned previously, land in China cannot be owned and the only form of ownership is by way of lease for a period of up to 50 years. A regulation we must comply with in order to keep the lease is the use of the land as specified in the business license. Any changes in use must be approved by the PRC Government.

Since acquisition of LaiYeGou, Coal Group’s activities have been coal exploration for the purpose of supplying raw materials mostly to heating and power industries and retail customers. The LaiYeGou mine was previously owned by Inner Mongolia Dongsheng, Dongwang Cashmere and Weave Co., Ltd., which did not use the mine for any exploration.

In order to maintain our business license, we are required to pass random periodic safety inspections which check for gas and water seepage, ventilation, communication methods between in and outside of mine, any breach of environmental laws and certifications of employees who work in the mine. Mine managers and staff must be trained and have mine management qualification certificates obtained through the Coal Safety Production Bureau. To date, we have not breached any of the rules and regulations rendering our mine unsafe. Mine managers on site perform daily safety inspections.

Current Conditions & Plans for Improvements

The LaiYeGou coal mine is an underground operation where capacity is 500,000 metric tons per year. Since acquisition, we have made enhancements such as reconstruction of wider laneways for access to the mine and from mine to coal field, construction of 7 work stations and emergency exits, and improvements to the draught system.

Our current program for exploration consists of expanding mining capabilities. Our plans for development consist of increasing annual production capability of the LaiYeGou Coal mine by 20% to 600,000 tons per year commencing May 2006. The total cost for improvements including procurement of mining equipment would be approximately $ 10,353,195 funded by way of shareholder and bank loans, current cash flow and funds raised in the public market.

Equipment Used

The main equipment used on the mining site consists of drilling machines, a central transformer substation, and safety equipment such as a gas controller and exhaust fan which are located inside the mine. This equipment is kept in good condition. The useful life of the equipment is 10 years. The source of power utilized for the equipment comes from a 10KV single circuit supplied by Changzhang Town and is converted to 380 volts by our transformer. The voltage used on the surface of the mine and inside the mine varies from 220 to 380 volts and 127 to 380 volts, respectively. The expansion of the mine will require additional equipment and is listed in Exhibit 99.15.

Proven and probable Reserves

Occupying an area of 230 hectares at Dongsheng Coalfield near Dongsheng City, this underground coal mine has established proven and probable reserves of 26.09 million metric tons. As of May 2005, we have used 6.59 million tons and 19.5 million tons remain. The product mined is high quality, coal that has low sulphur, low phosphorus and low ash contents. The estimate of proven and probable reserves was made by Inner Mongolia Coal Field Geology Bureau, an independent 3rd party. The survey was completed in May 2005. Please refer to Exhibit 99.9 and 99.9 (a).

The coal produced meets the stringent environmental standards set by the Central Government of China. The company’s environmentally friendly coal is ideal for general heating applications as well as for power generation, with a heat rating of 6,800–7,000 kcal.

Heat Power

Principal Business Office

Heat Power’s Administration, Finance, and Heat Station and Project Management Departments are located in newly constructed thermoelectric plants in Yingze Residential Area, Xuejiawan Town, Zhunger County. The office space is approximately 24,272 square feet.

XueJiaWan Thermoelectric Plant and Office Space

The 3.96 hectares land where the office building is constructed and where our thermoelectric plant is located is leased from the PRC Government for a period of 50 years, expiring in 2053. Land in China cannot be owned and the only form of ownership is by way of lease for a period of up to 50 years. A regulation we must comply with in order to keep the lease consists of using the land as specified in the business license.

Administrative Branch Office

Our administrative branch office for North American investor relations and U.S. regulatory reporting is located at 6130 Elton Ave., Las Vegas, Nevada 89107.

Our telephone number is 702-216-6000 and our fax number is 604-697-8898. The facility includes answering and English/Chinese translation services, EDGAR filing services, fax services, reception area and shared office and boardroom meeting facilities. This office is provided rent free by our President, Mr. Ding, and is kept in good condition. There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on December 1, 2006 the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age		Position	Period Serving	Term (1)
WenXiang Ding		52	CEO, President, Director,	December 1, 2006 - November 30,		1 year
			Secretary, Treasurer	2007
				December 1, 2006 - November 30,
YanHua Li		50	Director			1 year
				2007
				December 1, 2006 - November 30,
WuSheng Liu		44	CFO			1 year
				2007

(1)	Directors hold office until the next annual stockholders' meeting or until a successor or successors are elected and appointed.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended November 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY Stockholders of Our Common Shares

As of March 14, 2007, we had 30 registered shareholders and 45,000,000 shares outstanding.

Rule 144 Shares

A total of 45,000,000 shares of our common stock are available for resale in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, will equal 450,000 shares; or

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Stock Option Grants

There are no outstanding options or warrants to purchase, or securities convertible into shares or equity compensation plans. Our issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

Dividends

We do not anticipate that we will declare any dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares, our intention is to retain future earnings for use in our operations and the expansion of our business. We also do not have any securities authorized for issuance under equity compensation plans.

DESCRIPTION OF SECURITIES

Pursuant to our articles of incorporation, the total authorized capital is 200,000,000 shares with a par value of $0.001 per share, of which 45,000,000 shares are issued to 30 shareholders as of March 14, 2007.

All of our authorized shares are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of shares are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available. However, our present intention is not to pay any cash dividends to holders of shares but to reinvest earnings, if any. In the event of our liquidation, dissolution or winding up the holders of shares are entitled to share pro-rata in all assets remaining after payment of liabilities.

Shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Dividend Policy:

We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Should we declare a dividend in the future, such dividend will be paid to shareholders on a pro rata basis in accordance with their shareholdings at such time.

Share Purchase Warrants:

We have not issued and do not have outstanding any warrants to purchase our shares.

Options:

We have not issued and do not have outstanding any options to purchase our shares.

Convertible Securities:

We have not issued and do not have outstanding any securities convertible into shares or any rights convertible or exchangeable into shares.

Changes in Control:

There are no arrangements which may result in a change in control.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

  assumptions are required to be made; and
  changes in estimates could have a material effect on our financial statements.
Balance Sheet		How did we arrive at these	How Accurate have we been in	How Likely to change in
There is a risk of Change because?
Account		estimates?	the past?	the future?

Accounts Receivable	We provide an Allowance For	AFDA are made on accounts older	These estimates of AFDA have	This method of determining
	Doubtful Accounts (AFDA) based	than 1 years. It is common in the	been accurate in the past.	AFDA will likely not
	on the credit ratings of customers	industry for these accounts to be		change as we have been able
	and age of the account.	considered current. Collection		to collect the majority of
	Uncollectible accounts are also	mostly occurs within 1.5 years.		accounts within 1.5 years.
	written off, particularly when	Accounts older than 1 years are
	bankruptcy occurs. The allowance	more at risk and the provision for
	we provide is an estimate based on	AFDA is heavily affected by these
	historical information and may not	risks.
reflect current conditions as to
whether the account may be
collectible.
Fixed Assets	We calculate our depreciation using	The estimated lives of fixed assets	Our fixed assets currently being	We do not foresee any
	the straight line method based on	are based on guidelines provided by	utilized last for the length of the	changes.
	useful lives of the assets. The useful	Chinese tax authorities. These	lives we are using for depreciation.
	lives of the asset could change due to	guidelines reflect the actual useful
	technical innovation and or other	lives of the assets.
factors and we may write off or write
down obsolete assets.
Accrued Liabilities	We are subject to income taxes in	Income tax provision is calculated	Our estimates currently have been in	Taxes payable calculations
(Income Tax)	China. The determination of the tax	based on the statutory tax rate and	line with the actual assessment in	are based on a fixed rate
	liability is based on calculations	level of operating income.	our tax liability. Income tax	which we do not foresee to
	which are further based on estimates	Operating income is based on	provisions are calculated monthly.	be changed. However, our
	such as, for example allowances for	various estimates we make		estimates may change from
	bad debt. These estimates may	regarding the above mentioned		time to time and this may
	change from time to time and the	items which may differ from actual		affect the income tax
	final tax outcome may increase or	results. This calculation is provided		provision. We may under or
	decrease our income tax expense	monthly and instalments are made		over remit our instalments
	provision made.	toward the tax liability.		based on how our estimates
differ from actual results.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; November 30, 2006 compared to November 20, 2005.

	2006	% Sales	2005	% Sales
Sales	13,685,370	100%	13,052,620	100%
Cost of Sales	5,752,276	42%	6,024,999	47%
Gross Profit	$ 7,933,094	58%	$ 7,027,621	53%

Coal Group

Sales for Coal Group were $ 11,748,378 in 2006 compared to $ 12,228,204 in 2005. The $ 479,826 decrease, despite the increase in the purchase price of coal, was mainly as a result of transportation limitations. Transportation of coal products by customers proved to be difficult as roads were being reconstructed and a limited amount of transportation units were able to access the mine. The Government has taken steps to remedy this problem by guaranteeing transportation routes via train and truck transportation however the standardization of these systems has not been established wherein such routes can be used as a reliable source of transport. Also, these routes are only available to coal production entities providing raw materials to public utility companies. Transportation aid is expected to continue until the conditions of public routes are improved and new and more efficient routes are established.

Coal Group revenues are determined by Government regulation as a minimum price per ton is enforced. Coal Group’s selling price per ton has consistently been above this minimum set standard. A significant amount of revenues were generated from the coal mine. In addition we met the demands of customers by supplementing coal mine production with outside purchases. Our outside purchases accounted for 1% of our sales.

Coal Group does not typically sign contracts to fix its prices per ton. This allows Coal Group to sell its products at the going market rate which, to the best of management’s knowledge, will continue its upward trend in price. Locking in a fixed price does not allow Coal Group to capitalize on the increase in demand for its products.

Heat Power

Revenues generated by Heat Power in 2006 were $ 1,936,992 compared to $ 824,416 in 2005. The $ 1,112,576 increase was attributed to income generated from newly constructed thermoelectric plant in XueJiaWan completed September 2006. The increase was also attributed to the increase in the prices of heat supply in response to increased cost of raw materials. Revenues generated are a function of Government regulation as the prices charged are approved by the Government. The Government reviews the pricing of heating from time to time as market conditions change. Also, the cost of raw materials being coal are also regulated by the Government as the price point which we obtain from suppliers is controlled as the Government ensures that such prices are affordable for utility companies. The incentive for the supplier to supply at such prices is that transportation routes are guaranteed and arranged by the Government, thereby saving transportation costs on part of the supplier. Such savings outweigh the reduction in the selling price for the supplier.

Cost of goods sold by the Company decreased, net by $ 272,723 as a result of the change in the following expense:

	2006	2005

Salaries	$ 629,797	$ 204,988
Operating supplies	658,243	109,902
Depreciation and depletion	281,516	62,342
Repairs	7,990
Coal	3,034,549	4,290,529
Utilities	312,354	35,324
Freight	827,827	1,321,914

Total	$5,752,276	$6,024,999

Salaries, operating supplies, utilities increased as a result new operations of the thermoelectric plant put into operation in September 2006. The cost of coal decreased as we reduced our purchases from external sources and therefore freight also decreased.

The following is a summary of the expenses we incurred during the period:

Selling Expenses
	2006	% Expenses	2005	% Expenses

Salaries and Wages	10,520	3	$ 7,265	2
Travel	8,038	2	106,079	21
Repairs	16,882	5	15,953	-
Professional and other fees	307,636	88	343,668	70
Other expenses	7,227	2	21,409	4

Total expenses	$ 350,303	100	$ 494,374	100

Salaries and Wages. Additional staff was retained in our sales department for the purposes of establishing a marketing and transportation unit with the focus on market research and client relations and research to identify the most cost effective and efficient transportation avenues. This unit was established in 2005 and we intend on expanding this unit in the 2007 year as transportation limitations are a pending problem. As mentioned above, such problems attributed to the decrease in coal sales.

Travel. Travel expenses decreased as we did not launch any market research initiates. Our efforts were locally based during the 2006 year.

Repairs. Repairs were made for maintenance of transportation equipment (trucks used to transport from coal mine to coal field).

Professional and other Fees. Professional fees consist of fees to retain professionals for the purposes of training our sales staff. This amounts also includes sales taxes imposed.

General and Administrative Expenses
	2006	% Expenses	2005	% Expenses

Salaries and Wages	344,515	20	$ 100,995	9
Depreciation	409,724	24	62,219	6
Postage and office	203,352	12	22,576	2
Travel	382,561	22	21,622	2
Repairs	124,033	7	100,964	10
Professional and other fees	233,954	13	297,704	27
Conservation fees	-	0	177,058	15
Other expenses	35,127	2	327,999	29
Total expenses	$ 1,733,268	100	$ 1,111,137	100

Salaries and Wages. Salaries and wages increased as a result of retaining additional staff in our Project Management departments of Heat Power, overseeing operations in XueJiaWan. We also retained additional technical staff such as engineers. The company also rewarded bonuses to staff.

Postage and Office. The increase was as a result of posting by our sales staff promotional materials to potential customers. As a result of the opening of operations of the thermoelectric plant, we incurred additional promotion, and entertainment costs as a result.

Travel. Travel expense increased as a result of expenses incurred by members of our senior management to attend trade conferences. Travel costs were also incurred by employees operating the thermoelectric plant for training. Coal Group also incurred costs for training new employees in coal mine operation. Training also encompasses safety measures.

Repairs. Repairs were made mostly to Coal Group’s office building as the facilities required repairs after flooding occurred. Heat Power also made repairs to its office equipment.

Professional and other Fees. Professional fees in 2005 consist of appraisals made for a building, fixed assets, coal mine, investments and inventory in addition to retaining financial consultants. Appraisals were used, in part, to evaluate assets contributed to the capital of the Company. They were actually capitalized at the original cost to the contributing shareholders. Professional fees in 2006 consist of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also paid to environmental professionals which assisted in the implementation of environmental protection policies and procedures.

Conservation Fees. Conservation fees in 2005 consist of amounts paid for “Water Conservancy Construction Fund”. As underground mining may inadvertently pollute underground water supply, the Government requires payment made to the tax department for use in preserving the quality of water. The amount is based on a rate of

$ 0.0875 (0.7 RMB) per ton of coal produced. This fund was established in 2005 and is expected to be reoccurring every year.

Other Operating Expense

The $770,639 expense of 2005 was the cost of geological exploration in search of a new coal field that could be mined.

Interest Income (2006-$ 92,604 vs. 2005 - $ 10,768), Interest Expense (2006-$354,502 vs. 2005 - $ 10,768)

We earned interest income in 2006 on term deposits held by Coal Group and Heat Power in the amount of $ 92,604.

On April 11, 2006, Coal Group obtained a loan from the Agriculture bank in the amount of $ 2,500,000 to fund the expansion of the mine and also for general use in its operations. Please refer to Exhibit 10.25. This loan was repaid during the year. Coal Group obtained further loans from the Agriculture bank amounting to 50 million RMB or $ 6,392,021. The loans assist in funding our working capital needs. The interest paid on this loan amounted to $ 354,502. Coal Group obtained this loan originally and subsequently transferred the funds to Heat Power for funding of its operations. The transfer of such funds is not in violation of the loan agreement signed between Coal Group and China Construction Bank Zhunger Branch. Please refer to Exhibit 10.21 (a) and (b). The loan was guaranteed by Inner Mongolia Yuansheng Investment & Guarantee Stock Co., Ltd of which the guarantee fees are $ 37,500 which is amortized over the life of the loan and a refundable deposit upon repayment of the loan in the amount of $ 62,500 which is non interest bearing. The agreement is attached in Exhibit 10.21(c) .

Effect of Government regulation on our revenues and costs

A significant amount of our revenues and costs are set by government regulation due to the nature of our business as the industry of coal production sale and power generation is highly regulated by various bureaus or the Inner Mongolia Government. The following is a listing of costs for operation of Coal Group, Laiyegou Coal mine and Heat Power and the effect of pricing by various government regulators:

Coal Group:

Composition:	Pricing determined by:
Revenue: Selling price of coal to Power Plant	Government *

Fixed Costs:

Depreciation	Tax Bureau
Salary	Market

Welfare benefits, labor union expense and education expense	Government - Administration of Finance
Social insurance	Government - Administration of Finance
Vehicle insurance	Government - Administration of Finance
Water and electricity	Government - Local Price Bureau

Subtotal
Variable Costs:

Purchase cost of coal	Market
Sales tax(9% of value-added tax payable)	Tax Bureau
Stamp duty tax	Tax Bureau
Repair expense	Market
Entertainment expense	Market
Office expense	Market
Travel expense	Market
Freight	Market
Consultation and other	Market
Miscellaneous	Market
Other	Market
Subtotal
Total

*The government ensures that power plants obtain raw material coal at a reasonable price and therefore such selling prices to power plants is regulated by the National Electric Power Co.

Laiyegou Coal Mine

Price Determined by:
Cost of Production:

Raw material:
Explosive material	Government - Local Price Bureau

Cost of sales:
Electric power	Government - Local Price Bureau
Transportation	Market
Loading	Market
Salaries	Market
Safety funds	Government - Coal Management Bureau
Overhead expense	Market
Other	Market
Total Cost of Sales

General and Administrative expenses:

Amortization	Tax Bureau
Salaries	Market
Welfare benefits	Government - Administration of Finance
Depreciation	Tax Bureau
Meals and entertainment	Market
Electricity	Government - Local Price Bureau
Repair	Market
Travel	Market
Office	Market
Conference	Market
Occupancy	Market
Research and development	Market
Advertising	Market
Labor union fees	Government - Administration of Finance
Employee education/training	Market
Labor protection fees/Social insurance	Government - Administration of Finance
Insurance	Market
Consultant and audit expense	Market
Tax	Tax Bureau
Other	Market
car fare	Market
Fuel	Market
Security detection	Market
Total General & Administrative expenses

Selling expenses:

Travel	Market
Loading	Market
Custody charges	Market
Coal management	Coal Management Bureau
Site management	Market
Management fees	Market
Irrigation construction fund	Determined by the Administration of Finance
Auto	Market
Other	Market
Total Selling Expenses
Total
Heat Power:
Composition:	Price Determined by:
Revenue: Selling price of Electricity	Government - Inner Mongolia Electric Power Co.,
Ltd.
Revenue: Selling price of Heating service	Government - Inner Mongolia Zhunger Pricing
Bureau

Total
Expenses:

Cost of coal and freight	Market
Payment for material	Market
Water expense	Government - Local Price Bureau
Repair expense	Market
Oil expense	Government - Local Price Bureau
Electricity expense	Government - Local Price Bureau
Salary for employee in production	Market
Welfare benefits	Market
Depreciation	Tax Bureau
Other	Market
Total

To the best of management's knowledge, we are subject to the following material laws and regulations:

Also refer to "Risks Relating to Our Business- Compliance and enforcement of environmental laws and regulations may cause us to incur significant expenditures and resources of which we may not have."

China National Labour Laws

(Source- U.S. Department of State- Country Report on Human Rights Practices-2003 China). An excerpt of this report relating to Labour Laws is included in Exhibit 99.4.

We are subject to the following labour laws and to the best of our knowledge, we are not in violation of any labour laws in effect.

The Right to organize and Bargain Collectively: China’s National Labor Law, which entered into force on January 1, 1995, permits workers in both state and private enterprises in China to bargain collectively. The National Labor Law provides for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management, and should specify such matters as working conditions, wage scales, and hours of work. The law also permits workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Minimum Age for Employment of Children: China’s National Labor Law forbids employers to hire workers less than 16 years of age and specifies administrative review, fines and revocation of business licenses of those businesses that hire minors. Laborers between the ages 16 and 18 are referred to as “juvenile workers” and are prohibited from engaging in certain forms of physical work including labor in mines.

Acceptable Conditions of Work: The Labor Law provides for broad legal protections for workers on such matters as working hours, wages, and safety and health. The Trade Union Law invests unions with the authority to protect workers against violations of their legal rights or contractually agreed conditions of work. The Law on the Prevention and Treatment of Occupational Diseases, and the Production Safety Law identify responsibilities for work-related illness and accidents, and provide for specific penalties for violation of the law. However, there remained a substantial gap between the law’s formal provisions for work conditions and the actual situation in the workplace.

There was no national minimum wage. The Labor Law allows local governments to determine their own standards for minimum wages. Local governments generally set their minimum wage at a level higher than the local minimum living standard but lower than the average wage. Widespread official corruption and efforts by local officials to attract and keep taxpaying, job-producing enterprises that might otherwise locate elsewhere undercut enforcement of the minimum wage provisions.

The Labor Law mandates a 40-hour standard work week, excluding overtime, and a 24-hour weekly rest period. It also prohibits overtime work in excess of 3 hours per day or 36 hours per month and mandates a required percentage of additional pay for overtime work.

Compliance with China National Labor Laws

We have complied with these China National Labor Laws as discussed above. Our administration department takes a pro-active approach to ensuring that we and our employees adhere to labor laws.

The Role of the National Department and Reform Commission (NDRC)

The NDRC in its efforts to improve the efficiencies in coal mine operation, communication and transportation is taking the approach of shutting down smaller mines or any mine which does not meet its specified basic production requirements. Our LaiYeGou mine is considered one of the larger mines in the area and therefore is not subject to these production requirements. Our production levels are determined by market demand.

Heating Pricing Regulated by Zhunger Pricing Bureau

The price charged to supply heating to XueJiaWan users is regulated and controlled by the Inner Mongolia Zhunger Pricing Bureau, a division of the Inner Mongolia Government. The pricing structure is approximately as follows per square foot:

1. Residential: $ 0.14 2. Commerce: $ 0.26 3. Office: $ 0.24

These prices are effective March 2, 2006 as stated on the Heating Price Standard issued by the XueJiaWan Town Zhunger County attached in Exhibit 99.14.

Please refer to “Risks Relating to Our Business- The prices we charge to supply heating in any area in China is determined by the Inner Mongolia Zhunger Pricing Bureau and we may not be able to recoup increases in the cost of raw materials or expenses for an undermined period of time until application to increase prices is approved.”

Coal Prices Regulated by Coal Sales Association

The price for mass coal (large, middle, and powdered individually sold) must be at least $13.30 (110 RMB) per ton and the prices for mixed coal (assortment of mass coal) must be at least $11.50 (95 RMB) per ton. Prices set by the Local Coal Sales Association are reviewed as market conditions change.

Please refer to “Risks Relating to Our Business- As a member of the Local Coal Sales Association the minimum price at which we sell coal in any area in China is determined by the Local Coal Sales Association and if there is any decrease in demand for a particular type of coal, we cannot lower our prices beyond the minimum set price to adjust for a decrease in demand without loss of our membership.

Research and Development

We are not devoting any resources to research and development efforts on our products. The development efforts in expanding our production cycle and of constructing of new thermoelectric plants are subcontracted out to 3rd parties.

Compliance with Environment and Safety laws

Coal Group

The safety of Coal Group’s coal mine employees is governed under Coal Laws of China under the authority of the Coal Safety Production Bureau. Such laws coincide with application and maintenance of its business license obtained through the Department of Geology and Mineral Resources. Coal Group is required to pass random periodic safety inspections which check for gas and water seepage, ventilation, communication methods between in and outside of the mine, any breach of environmental laws and certifications of employees who work in the mine. Mine managers and staff must be trained and have mine management qualification certificate obtained through the Coal Safety Production Bureau. To date, Coal Group has not breeched any of the rules and regulations rendering its mine unsafe. Mine managers on site perform daily safety inspections.

To date Coal Group has had no accidents or death occurring in its mine. Its safety manual is attached in Exhibit 99.5.

Government Environmental Protection Standards consists of the following categories:

1.	Environmental standard:

	a.	Standard for atmospheric quality (GB3095-1996).

	b.	Standard for groundwater quality (GB14848-93).

	c.	Standard for noise levels within city (GB3096-93).

2.	Contaminant discharge standard :

a.	Standard for atmospheric contaminant (GB13223-2003).

b.	Standard for discharge of sewage (GB8978-1996).

c.	Standard for noise levels within factory boundary (GB12348-90).

d.	Standard for atmospheric contaminant (GB16297-1996).

e.	Control standard for storage of industrial rejected material and ash field pollution (GB18599-2001).

Please refer to Exhibit 99.12 for the environmental standard specifications.

Heat Power

Safety in Heat Power's thermoelectric plant and heating plants are also regularly reviewed and monitored. On a quarterly basis, tests are preformed on pressure vessels, insulation, levels of toxicity and moisture, and overall operational efficiency by local Work Safe Labor Departments and Electric Power companies operated by the PRC.

Heat Power also performs annual servicing of the plant and a major inspection and thorough evaluation every 3 years. Such inspections are contracted out to civil engineering companies.

To date Heat Power has not breached any safety rules and regulations as set forth by the PRC and Work Safe Labor Departments.

The potential liability for violation of environmental standards consists of loss of our business licenses causing irreparable damage to our reputation and payment of penalties which vary depending on the nature of the violation and history of previous violations made. There is currently no fixed amount set by the Government and penalties are determined on a case by case basis. In addition, the project which we undertake will be ceased, pending compliance with environmental standards.

Performance indicators

Our performance is affected by trends and uncertainties which we experience.

Financial Measures:

1.	Achieve consistent sales levels of $ 14,000,000 each fiscal year.

Our sales are summarized as follows:

		Year Ended	Year Ended
		Nov 30, 2006	Nov 30, 2005
		(Audited)	(Audited)
	Sales	$ 13,685,370	$ 13,052,620

2.	Cash flows generated from collection of accounts receivables and customer advances (unearned revenues) of $ 500,000 per month.

3.	Age of accounts receivable average 3 months.

It is common in the coal industry to consider accounts receivables within 1 year old to be current. This is a common perception not only in the industry in which we operate but also among other industries in China. Therefore improving our collection period from current period of approximately 1.5 years to 3 months will be a challenge. However, we may use other tactics to meet these goals such as offering discounts to encourage prepayments on contracts.

Collection of accounts receivables for users of our heating and electrical network varies from 4-6 months.

4.	Increase of the number of coal customers to 400.

5.	Secure 50 contracted coal customers, preferably obtaining deposits prior to delivery of goods.

6.	Secure a further 2 more monopoly contracts with the Inner Mongolia Government to provide heating requirements in undeveloped rural regions.

Current trends in the Industry

Given the increase in demand for coal production for electricity and heating production, the Central Government is encouraging sectors to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country. The coal industry is expected to grow at a rate of 9.5% per year. Sources: China Daily. A challenge in meeting this demand is transporting coal to nearby regions, such as Shanxi and Hebei Provinces, as transportation routes are currently inefficient or non existent. These routes are expected to be completed in the next 5 years. As a result, sales to these regions during this period may not be at levels we desire.

For Coal Group, methods of circumventing transportation challenges are to receive contracts granted by the Government where transportation is guaranteed from LaiYeGou coal mine to the final destination. Where contracts are privately arranged, transportation is arranged through the hiring of 3rd party transporters or by customers. In some instances, coal is purchased by 3rd parties in close proximity to train stations where transportation to customer destinations is more efficiently arranged. However, transportation to destinations is limited to those for which routes are in place.

For Heat Power, transportation of coal to our facility is provided by Guanbanwusu, our source for coal .

Coal Group does not have competition in the usual sense of the term that most other businesses experience. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply, competition is not a variable which warrants concern in the operations of our business.

China’s coal industry remains large and growing. Its customer base is chronically under-supplied. There are pressures from the Government to use nuclear power instead of coal due to environmental concerns; however, coal reserves in China are abundant and less expensive and a switch to other forms of resources to generate energy is unlikely. China’s coal reserves are expected to last approximately 40 years. Source: China Daily.

The electricity and heating supply industry is also growing; however, the government is taking steps to monitor and control economic growth in the rural areas to ensure that the economy is developing at a stable rate.

Liquidity and Capital Resources Working Capital Needs:

As of November 30, 2006 we had a working capital deficit of $ 12,244,359.

Not including funds required for expansion of our facilities, we estimate our cash requirements for the next 12 months Coal Group will require approximately $ 4,580,000 and Heat Power will require approximately $ 3,670,000, a total of $ 8,250,000 in order to cover our working capital needs as follows:

	Coal Group	Heat Power
Materials	2,650,000	3,000,000
Labor/Overhead	430,000	600,000
Selling expense	200,000
Administrative expense	1,300,000	70,000
Total	$ 4,580,000	$ 3,670,000

We currently are able to sustain our working capital needs through profits we generate and bank and shareholder loans.

We anticipate sales will generate the cash flow from collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans to be sufficient to sustain our working capital needs. However we may require other sources of capital.

Sources of Capital:

If additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans are payable on demand and interest is calculated at 6.31% per annum. Coal Group obtained a $ 1,239,000 loan from the China Construction Bank Zhunger Branch for the purpose of funding Heat Power's operation. This loan is for a term of 1 year commencing October 13, 2005, with full payment of the loan due October 12, 2006. This loan as currently been settled. The interest rate is 6.045% payable monthly. Coal Group obtained this loan originally and subsequently transferred the funds to Heat Power for funding of its operations. The transfer of such funds is not in violation of the loan agreement signed between Coal Group and China Construction Bank Zhunger Branch. Please see Exhibit 10.21 (a) and (b) and the Guarantee agreement signed with Inner Mongolia Yuansheng Investment & Guarantee Stock Co., Ltd in Exhibt 10.21(c) .

On April 11, 2006, Coal Group obtained a loan from the Agriculture bank in the amount of $ 2,500,000 to fund the expansion of the mine and also for general use in its operations. Please refer to Exhibit 10.25. This loan was repaid during the year. Coal Group obtained further loans from the Agriculture bank amounting to 50 million RMB or $ 6,392,021. The loans assist in funding our working capital needs. There were no Guarantee fees incurred for this loan.

The terms and principle amount of the loans granted are as follows:

Term	Interest rate	Principle RMB
Sep 26, 2006 to Sep 25, 2007	7.344%	18,000,000.00
Oct 19, 2006 to Oct 18, 2007	7.344%	12,000,000.00
Apr 11, 2006 to Apr 11, 2007	7.254%	20,000,000.00
Total		50,000,000.00

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Plans for Expansion: Coal Group

In response to the escalating demand for its coal products, Coal Group is investing in infrastructure improvements necessary for increasing annual production capability of the LaiYeGou Coal Mine by 20% to

600,000 tons per year. Infrastructure improvements commenced April 2006. The total cost for improvements including procurement of mining equipment and construction as well as project management costs would be approximately $ 10,353,195 funded through bank and shareholder loans or funds raised in the public market. This expansion is in its planning stages and we have received the necessary approvals from Government to commence such improvements.

Our budget and timeline for such expansion is attached in Exhibit 99.11.

Please refer to Exhibit 99.15 for a listing of equipment used in current operations.

Heat Power

Heat Power completed its 2x12 megawatt thermoelectric station in XueJiaWan in December 2005. It is presently operational as of September 2006. Heat Power does not intend to take on any other projects requiring substantial capital in the next 12 months other than described above in “Xuejiawan Expansion” on page 22.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Cash Flows Operating Activities:

Our cash flows provided by operating activities were $ 1,963,397 for 2006 and $ 7,972,748 for 2005. The following summarizes the inflow and outflow of cash for these periods:

	2006	2005
Net profit	$ 3,008,805	$ 3,382,777
Increase in accounts receivable	(395,570)	(612,214)
Increase in customer deposits	58,774	731,172
Decrease (increase) in advances to suppliers	(2,138,527)	2,907,910
Increase in inventory	(448,036)	(70,389)
Increase in other accounts payable	2,235,958	137,539
Other	(3,58,007)	1,495,953
Net Cash Provided (Consumed) By Operating Activities	$ 1,963,397	$ 7,972,748

Accounts Receivable. It is common in the coal industry to consider accounts current if they are outstanding for 1 year. We normally have these accounts settled between 1.5 years and 2 years. The collection of accounts for users of our heating and electrical network varies from 4-6 months. The majority of accounts receivables relate to Heat Power’s operations wherein collection of user fees were outstanding for less than 6 months. Coal Group’s operations sales on account were also outstanding for less than 6 months.

Customer Deposits. Deposits on sales of coal are a normal business practice that ensures that the customer obtains Coal Group’s Product at the market price determined on the date of purchase. The decrease in 2006 was mainly attributed to transportation limitations experienced by Coal Group during 2006 as discussed above.

Advances to Suppliers. Advances were made to suppliers of materials required for the construction and completion of Heat Power’s expansion plan and Coal Group’s Laiyegou coal mine expansion. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Inventory. Inventory consists of operating supplies used in coal mine operation and raw materials for heat generation. The increase in 2006 was as a result of obtaining the required amount of raw materials for new thermoelectric plant operations.

Other Accounts Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees. The increase was mainly as a result of increase in technical training of the thermoelectric plan operators.

Investing Activities:

Our cash consumed by investing activities were $ 6,300,920 in 2006 and $ 13,062,104 in 2005. These consist mainly of amounts expended on Heat Power's construction of its thermoelectric plant wherein construction in progress costs were subsequently transferred to fixed assets as the plant was completed September 2006. Construction in progress charges increased as a result of funding for Coal Group Laiyegou coal mine expansion and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant.

In August 2005, Coal Group entered into and agreement with Deheng Assets Management Co., Ltd. ("Deheng Assets") to purchase 2 office buildings located at Building 3 in Hongqi Street in Hohhot City (Property Certificate No. 2003001090) and Building 8 in Hongqi Street in Hohhot City (Property Certificate No. 2003002197). The purchase price was approximately $ 1,625,125 and has been paid in full from shareholder loans and bank loan obtained from the Agriculture Bank as mentioned herein. Other costs incurred were for property transfer taxes, real estate agent fees and legal fees which amounted to approximately $ 162,810. Coal Group intends to hold this property as an investment and currently has no plans for improvements to this property. Coal Group plans to lease the units for commercial use. The agreement with Deheng Assets Management Co., Ltd. is attached in Exhibit 10.27.

Financing Activities:

Our cash flows from financing activities were $ 3,948,971 in 2006 and $5,289,828 in 2005.

All land in the China belongs to the PRC. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC Government. In December 2005, Coal Group¡¯s mining right was assessed to be approximately $ 3,656,731 for a period of 14 years commencing November 2005. This mining right is regarded as an Intangible Asset to be amortized over a period of 14 years.

The payment schedule is as follows:

-	Instalment	#1:	$1,105,821 due on or before December 1, 2006
-	Instalment	#2:	$510,182 due on or before December 1 , 2007
-	Instalment	#3:	$510,182 due on or before December 1, 2008
-	Instalment	#4:	$510,182 due on or before December, 2009
-	Instalment	#5:	$510,182 due on or before December 1, 2010
-	Instalment	#6:	$510,182 due on or before December 1, 2011

Coal Group obtained additional loans from the Agriculture bank amounting to 50 million RMB or $ 6,392,021 as of November 30, 2006. The loans assist in funding our working capital needs. There were no Guarantee fees incurred for this loan.

A substantial portion of the cost of construction of the thermoelectric plant has been provided by shareholder loans. The outstanding balance of these loans at November 30, 2005 was $7,831,086. An additional $767,030 was advanced during the 2006 year and interest of $658,343 accrued on these loans and was added to the outstanding balance. Repayments during the year totaled $1,522,114. The remaining balance at November 30, 2006 was $ 7,734,345.

All of these shareholder loans detailed below bear interest at 6.31% and are due on demand:

Zhiyang Guo		$1,226,253
Hangzhou Dayovan Group, Ltd.		4,792,347
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,715,745
	Total	$7,734,345

Material Commitments

We committed to payment of bank loans, shareholder loans and payment of mining rights as mentioned above. Our expansion plans for the LaiYeGou mine will require approximately $ 10,353,195. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

Heat Power’s offices are currently leased on a month to month basis and Coal Group occupies space purchased in 1998. Coal Group holds title to this property in the form of a 50 year lease from the Government. There are no amounts owing.

Heat Power is obligated to make interest payments on a loan obtained through Coal Group as mentioned above.

Seasonal Aspects

Coal Group’s business is seasonal in that sales are particularly low in February, due to the Chinese New Year holiday. During this time our business is closed for 2 weeks. As a result, sales in March are usually higher.

Heat Power sales level relating to heat generation is not provided from April through October as the climate in the region is high, reducing heating requirements.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

CHINA ENERGY CORPORATION

Consolidated Financial Statements

NOVEMBER 30, 2006

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors – China Energy Corporation

I have audited the accompanying consolidated balance sheet of China Energy Corporation as of November 30, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended November 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Energy Corporation as of November 30, 2006 and the results of its operations and cash flows for the years ended November 30, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey, Certified Public Accountant

February 14, 2007 Wayne, New Jersey

-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
November 30, 2006

ASSETS
Current Assets:
Cash	$ 899,689
Accounts receivable	1,374,644
Notes receivable	4,678,856
Advances to suppliers	2,379,601
Other accounts receivable	303,533
Inventory	624,275
Total current assets	10,260,598
Fixed Assets:
Office equipment and vehicles	21,731,353
Coal mine	208,636
Construction in progress	1,517,249
Total fixed assets	23,457,238
Less accumulated depreciation and depletion	1,030,595
Net fixed assets	22,426,643
Other Assets:
Investment property, net depreciation of $ 25,100	1,762,833
Intangible asset, net amortization of $ 315,566	3,341,165
Long term investment	228,064
Deferred charges	35,715
Total other assets	5,367,777
Total Assets	$38,055,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	6,392,021
Accounts payable	3,237,443
Advances from customers	793,561
Accrued liabilities	1,560,385
Shareholder loans	7,734,345
Other accounts payables	2,774,380
Total current liabilities	22,492,135

Long Term Obligations	2,549,422

Stockholders' Equity:
Common stock: authorized 200,000,000 shares of $.001 par value;	45,000
45,000,000 issued and outstanding
Additional paid-in capital	8,655,805
Retained earnings	4,164,902
Statutory reserves	734,982
Other comprehensive income (loss)	(587,228)

Total stockholders' equity	13,000,639
Total Liabilities and Stockholders' Equity	$38,055,018
The accompanying notes are an integral part of these financial statements
-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended November 30, 2006 and 2005

	2006	2005
Revenue	$13,685,370	$13,052,620
Cost of sales	5,752,276	6,024,999
Gross profit	7,933,094	7,027,621
Other operating expense	(770,639)	(270,708)
Operating expenses:
Selling	350,303	494,374
General and administrative	1,733,268	1,111,137
Total expenses	2,083,571	1,605,511

Operating income	5,078,884	5,151,402
Other income (expense):
Interest income	92,604	-
Interest expense	(354,502)	(10,768)
Nonoperating income	10,927	37,361
Nonoperating expense	(145,631)	(7,946)
Income Before Income Taxes	4,682,282	5,170,049
Provision for Income Taxes	1,673,477	1,787,272
Net Income	3,008,805	3,382,777
Other Comprehensive Income:
Gain (loss) on foreign currency conversion	(630,186)	42,958
Total Comprehensive Income	$ 2,378,619	$ 3,425,735
Net Income per share -
Basic and Diluted	$.06	$.08
Weighted average
number of shares
outstanding	45,000,000	45,000,000
The accompanying notes are an integral part of these financial statements
-F3-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended November 30, 2006, and 2005

						Other
	Common Stock		Additional	Retained	Statutory	Comprehensive
	Shares	Amount	Paid in Capital	Earnings	Reserves	Income	Total

Balance, November 30, 2004	45,000,000	45,000	8,655,805	(1,491,698)	-	-	7,209,107
Net income for period				3,099,115	283,662		3,382,777

Other comprehensive income						42,958	42,958
Balance, November 30, 2005	45,000,000	$45,000	$8,655,805	$ 1,607,417 $283,662		$42,958	$10,634,842

Net income for period				3,008,805			3,008,805
Other comprehensive income						(630,186)	(630,186)
Allocation of statutory reserve				(451,320)	451,320		-
Balance, November 30, 2006	45,000,000	$ 45,000	$8,655,805	$ 4,164,902	734,982	(587,228)	$ 13,013,461
The accompanying notes are an integral part of these financial statements
-F4-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATIONS:
Net income	$ 3,008,805	$ 3,382,777
Charges not requiring the outlay of cash:
Depreciation and depletion	691,240	344,502
Equity interest in loss of investment company	10,586	2,984
Changes in assets and liabilities:
Increase in accounts receivable	(395,570)	(612,214)
Increase in customer deposits	58,774	731,162
Decrease (Increase) in other receivables	(156,252)	711,481
Decrease (Increase) in advances to suppliers	(2,138,527)	2,907,910
Increase in inventory	(448,036)	(70,389)
Decrease in prepaid expenses	-	89,931
Increase in accounts payable	2,559,135	137,539
Increase in accrued liabilities	1,166,148	86,641
Decrease in advances to employees	-	50,161
Increase in other accounts payable	2,235,958	247,066
Increase in notes receivable	(4,641,686)	(37,170)
Net Cash Provided By Operating Activities	1,950,575	7,972,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,787,935)	-
Purchases of computers, automobiles, and equipment	(16,620,103)	(2,250,397)
Increase in construction in progress	12,108,219	(11,448,196)
Decrease (Increase) in deferred charges	(1,101)	153,221
Increase in deposits	-	483,268
Net Cash Consumed By Investing Activities	(6,300,920)	(13,062,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing of mining rights	2,549,422	-
Borrowing under short term notes	5,153,021	1,239,000
Purchase of intangible asset	(3,656,731)	-
Advances from stockholders	(96,741)	4,050,828
Net Cash Provided By Financing Activities	3,948,971	5,289,828
Exchange rate effect on cash	(630,186)	42,958
Net Change in Cash Balances	(1,031,560)	243,430

Cash balance, beginning of period	1,931,249	1,687,819
Cash balance, end of period	$ 899,689	$ 1,931,249
The accompanying notes are an integral part of these financial statements
-F5-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

ORGANIZATION and BUSINESS 1. Organization of the Company

China Energy Corporation (Energy) is a Nevada corporation, formed October 11, 2002 as Omega Project Consultations, Inc. The name was changed to China Energy Corporation on November 3, 2004. On November 30, 2004, Energy acquired all of the equity interests of Inner Mongolia Tehong Coal Group Co., Ltd. (Coal Group) a corporation organized under the laws of the People's Republic of China (China), in return for shares of common stock. This acquisition has been treated in substance as a capital transaction; it was accounted for as a reverse merger, a procedure that treats the transaction as though Coal Group had acquired Energy.

Historical financial and other information of Coal Group will be presented in all public filings. Under the accounting for a reverse merger, the assets and liabilities of Energy, which were nil at the time, were recorded on the books of Coal Group, the continuing company, and the stockholders' equity accounts of Coal Group were reorganized to reflect the shares issued in this transaction.

The accompanying consolidated financial statements include the effect of the acquisition on the financial position of Coal Group and the results of its operations. The consolidated statements of income for the years ended November 30, 2005 and 2004 are based on the historical statements of operations of Coal Group and its subsidiary for those periods.

Business

Coal Group, a subsidiary of Energy, was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003. Coal Group produces coal and buys, sells and transports it, serving a large customer base in the Inner Mongolia District of China. Coal Group owns a coal mine in the Inner Mongolia District. The principal customer of this mine is a nearby coking factory. The Company does not view this concentration as a significant risk.

A wholly owned subsidiary of Coal Group, Inner Mongolia Zhunger Heat Power Co., Ltd. (Heat Power), a China Corporation, supplies hot water to a portion of the Xuanjaiwan area of the Inner Mongolia District.

-F6-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

1. ORGANIZATION and BUSINESS (CONTINUED)

During 2003, Heat Power was granted a license, which constitutes a monopoly, to supply hot water to the entire XuanJiaWan area. To provide for this requirement, construction began in 2004 on a thermoelectric plant, which was completed in November 2006. This facility will produce hot water as a byproduct of power generation and will replace the facilities which have produced hot water. The electricity will be sold to a local government agency which supplies the electricity needs of the XuanJiaWan area. Coal to power this thermoelectric plant will come from a local coal mine with which Heat Power has a supply contract. Energy does not believe this concentration constitutes a significant risk.

Basis of Consolidation

The consolidated financial statements include the accounts of Energy and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term receivables, advances to suppliers, accounts payable and accrued liabilities, and short term loans payable. These instruments are denominated in the currency of China. At November 30, 2005, Company cash balances were on deposit at financial institutions in China.

-F7-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 November 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Recognition Of Revenue

Revenue is realized from sales of products. Recognition occurs upon delivery. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between the buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

Fair Value Of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash, receivables and advances, accounts payable, accrued liabilities and amounts due on short term loans, approximate their fair values at November 30, 2006.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with lives of five years for electrical and office equipment, ten years for transportation equipment, and 45 years for buildings. The cost of the coal mine is being written off by depletion charges as coal is extracted. Cost per ton has been calculated using a geological study to estimate the total quantity of coal available in the mine; depletion charges are calculated by multiplying the cost per ton by the quantities of coal extracted during each period. Costs include the original purchase price of the mine plus costs of mine improvements, principally the cost of road building. Depletion charges were $9,647 and $10,540 in 2006 and 2005, respectively.

Income Taxes

Coal Group and Heat Power generate their income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. Energy, Coal Group, and Heat Power do not conduct any operations in the U.S.; therefore, U.S. taxes are not applicable.

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carryforwards.

-F8-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis. At November 30, 2006 inventories consisted solely of operating supplies.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Investments

Investments in which the Company owns a 20% or greater equity interest are accounted for by the equity method of accounting.

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. There were no advertising expenses in 2006 and 2005.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all years reflected in the accompanying financial statements.

Segment Reporting

Management accounts for the operations of the Company in two segments: Coal Group and Heat Power.

-F9-

CHINA ENERGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS November 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign Currency Translation

All Company assets are located in the Republic of China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi). They are translated into US dollars as follows: (a) Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date; (b) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and, © Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from the translation of foreign currency will be included in other comprehensive income. There had been no such gains and losses through July 21, 2005 as the exchange rate up to that date for the Chinese currency was a fixed amount relative to the U.S. dollar.

Statutory Reserve

The Company allocates 10% of its after tax profits, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund, as determined from year to year. These funds are allocated appropriately until reserves reaches 50% of Paid in Capital.

-F10-

CHINA ENERGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS November 30, 2006

3. RELATED PARTY TRANSACTIONS

A substantial portion of the cost of construction of the thermoelectric plant has been provided by shareholder loans. The outstanding balance of these loans at November 30, 2005 was $7,831,086. An additional $767,030 was advanced during the 2006 year and interest of $658,343 accrued on these loans and was added to the outstanding balance. Repayments during the year totaled $1,522,114. The remaining balance at November 30, 2006 was $ 7,734,345.

All of these shareholder loans detailed below bear interest at 6.31% and are due on demand:

Zhiyang Guo			$1,246,444
Hangzhou Dayovan Group, Ltd.			4,800,408
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.			1,687,493
		Total	$7,734,345

4.	ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $1000.

-F11-

CHINA ENERGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS November 30, 2006

5. ADVANCES TO SUPPLIERS

As is customary in China, the Company has made advances to its suppliers. At November 30, 2006, advances had been made to 43 suppliers; these totaled $2,379,601. There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers. All of the advances were made in support of the construction project at Heat Power and an expansion project of the coalmine.

6.	OTHER ACCOUNTS RECEIVABLE
Other accounts receivable is composed of the following:

Loans to suppliers and other associated firms			$ 102,368
Deposit to secure a loan guarantee			187,500
Employee expense advances			13,665
		Total	$ 303,533

7.	LONG TERM INVESTMENT

Coal Group has an investment in a customer of the coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. This resulted in a $ 10,586 loss in the 2006 year, which is included in nonoperating income on the statement of income.

8. SHAREHOLDER LOANS

The shareholder loans are due on demand and bear interest at 6.31% .

9. SEGMENT REPORTING

The Company is made up of two segments of business, Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing hot water to residents and businesses of a local community. Each of these segments is conducted in a separate corporation and each functions independently of the other.

During the periods reported there were no transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheet.

-F12-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

Significant financial statement amounts are presented below, by segment.

Summary of Segment Operations
For the Years Ended November 30,
	2006			2005
	Heat Power	Coal Group	Total	Heat Power	Coal Group	Total
Sales to external
customers	$ 1,936,992	$ 11,748,378	$ 13,685,370 $ 824,416		$12,228,204 $13,052,620
Gain on disposal
of fixed assets	-	-	-	-	212,249	212,249
Interest income	48,254	44,350	$ 92,604	-	-	-
Interest expense	113,240	241,263	354,502	-	-	-
Depreciation and
depletion	16,282	674,958	691,240	182,711	161,798	344,502
Segment profit
(loss)	(428,106)	5,506,989	5,078,883	(668,539)	5,819,941	5,151,402
Significant noncash items:
Segment assets	23,316,853	14,738,165	38,055,018	16,296,952	5,753,732	22,050,684
Expenditures for segment assets:
Construction
in progress	786,151	731,098	1,517,249	13,625,468	-	13,625,468
Other assets	-	5,367,777	5,367,777	-	273,264	273,264

-F13-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
10.	EXPENSES

Major items included in the selling and general and administrative expenses reported on the statements of operations for the years 2006 and 2005 are detailed below:

			General and Administrative
	Selling Expenses		Expenses
	2006	2005	2006	2005
Salaries and wages	$ 10,520	$7,265	$ 344,515	$ 100,995
Depreciation	-	-	409,724	62,219
Postage and office supplies	-	-	203,352	22,576
Travel	8,038	106,079	382,561	21,622
Repairs	16,882	15,953	124,033	100,964
Professional and other fees	307,636	343,668	233,954	297,704
Conservation fees	-	-	-	177,058
Other expenses	7,227	21,409	35,127	327,999

Total expenses	$ 350,303	$ 494,374	$1,733,268	$1,111,137

Details of the cost of goods sold of 2006 and 2005 are as follows:

			2006	2005

Salaries		$ 629,797		$ 204,988
Operating supplies		658,243		109,902
Depreciation and depletion		281,516		62,342
Repairs		7,990
Coal		3,034,549		4,290,529
Utilities		312,354		35,324
Freight		827,827		1,321,914

Total		$5,752,276		$6,024,999

11.        OTHER OPERATING EXPENSE

The $ 770,639 expense of 2006 and $ 270,708 of 2005 was the cost of geological exploration in search of a new coal field that could be mined.

-F14-

CHINA ENERGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS November 30, 2006

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest during the 2006 period; payments for interest totalled $10,768 during the 2005 period. There was $1,950,027 paid for income taxes during 2005 and $1,862,645 paid during 2006. There was no interest paid on the shareholder loans during either 2006 or 2005; all of the interest accrued on those loans has been capitalized by Heat Power.

13. INCOME TAXES

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued. In China, the Company files tax returns for Heat Power, Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. During 2006 and 2005, taxes accrued for the coal mine. Net operating losses were reported on the other tax returns. The laws of China permit the carryforward for a period of five years of net operating losses. At November 30, 2006, the Chinese entities had net operating losses of $1,296,004 available for future use. If not used, these carryforwards will expire as follows:

2007	325,489
2008	177,778
2009	1,118,226
2010	610,769

Under SFAS No. 109, "Accounting for Income Taxes", recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Deferred tax assets	$ 401,807
Valuation allowance	401,807
Balance recognized	$ -

-F15-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

14. CONTINGENCY

As is traditional in China, Coal Group and Heat Power do not carry insurance.

15. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncement to have a significant effect on the Company¡¯s results of operations, financial position or cash flows.

-F16-

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended November 30, 2006, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.	OTHER INFORMATION
None.
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following information sets forth the names of our officers and directors, their present positions, ages and biographical information within the last 5 years. Also provided is a brief description of the business experience of our directors and executive officers and significant employees during the past five years and an indication of directorships held by the directors in other companies subject to the reporting requirements of the Securities Exchange Act.

Name	Age		Position	Period Serving	Term (1)
WenXiang Ding		50	CEO, President, Director,	December 1, 2006 ¡§C November 30,2007		1 year
			Secretary, Treasurer
				December 1, 2006 ¡§C November 30,2007
YanHua Li		48	Director			1 year
				December 1, 2006 ¡§C November 30,2007
WuSheng Liu		43	CFO			1 year

(1)	Directors hold office until the next annual stockholders' meeting or until a successor or successors are elected and appointed.

Mr. WenXiang Ding

Mr. Ding became our CEO, President, Director, and Treasurer on November 5, 2004. Mr. Ding is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing.

Mr. Ding is also responsible for our overall direction and various initiatives as needed from time to time in maintaining the health of the Company. Mr. Ding is currently overseeing our marketing and public relations efforts in maintaining current customers and attracting new customers and also initiating contracts with sectors of the Inner Mongolia Government for expansion of electrical and heating networks.

In August, 2000, Mr. Ding became the Executive Director and General Manager of Coal Group where he brought his experience in the coal industry from serving as the Chief Accountant and, Operations Director of Inner Mongolia Coal of the People's Republic of China General Political Department. Mr. Ding also founded Heat Power in September 2003 where he serves as the General Manager. Mr. Ding's position as General Manager of Coal Group and Heat Power holds the same responsibilities as his position as our President.

In 1993, Mr. Ding obtained training in coal mine management from the Beijing coal Management Institute. During 2002, he obtained further training in coal mine production and public utility management from the Inner Mongolia Coal Industry Bureau and Erdos City Construction Bureau, respectively.

Mr. Ding works on average 52 hours per week on Company affairs and has an employment contract with the Company. Please refer to Exhibit 10.14 (a).

Ms. YanHua Li

Ms. Li became our Director on November 5, 2004. Her responsibilities include overseeing our finance and human resources departments.

Ms. Li is also the General Manager of Inner Mongolia XiangRong Commercial and Trade Co., Ltd. where she oversees the finance department and responsible for operations management and has been for the past 5 years.

Ms. Li does not have any technical training in her field of finance, human resources and operations management.

Ms. Li works on average 48 hours per week on Company affairs and is the spouse of Wenxiang Ding.

Ms. Li has an employment contract with the Company. Please refer to Exhibit 10.14(b) .

Mr. Wu Sheng Liu

Mr. Liu became our CFO on November 5, 2004 and oversees our financial department, and works closely with Mr. Ding in implementing our investment projects, financial budgets and forecasts.

Mr. Liu previously held the position of Chief Financial Officer at Sinopetro Hohhot Petro Co., Ltd., an oil refinery commencing from 2003 to 2005. This company is unrelated and unassociated with Coal Group, Heat Power and the Company. Mr. Liu’s is responsible for management of financial reporting.

Mr. Liu brings his experience in financial management and internal audit from his work with Petro China Hohhot Oil & Chemical Branch from 1992-2003.

Mr. Liu does not have any technical training in his field.

Mr. Liu has an employment contract with the Company. Please refer to Exhibit 10.14(c) .

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

  An understanding of generally accepted accounting principles and financial statements;
  The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;
  An understanding of internal controls and procedures for financial reporting; and
  An understanding of audit committee functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2006, our officers and directors and person who own more than 10% of our common stock filed timely Form 4’s and Form 5’s.

Code of Ethics

We do not have a code of ethics and expect to develop a code of ethics in the next 12 months.

DIRECTORS' COMPENSATION

Our Directors are paid on a salary basis and do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2006 and 2005.

		LONG TERM COMPENSATION
						RESTRICTED
						OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS SARS		LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION
WenXiang Ding	President,	2006	$ 6,800	-0-	-0-	-0-	-0-	-0-	-0-
	CEO,
	Secretary and
	Director
		2005	$ 6,800	-0-	-0-	-0-	-0-	-0-	-0-
YanHua Li	Director	2006	$ 5,100	-0-	-0-	-0-	-0-	-0-	-0-
		2005	$ 5,100	-0-	-0-	-0-	-0-	-0-	-0-
WuSheng Liu	CFO	2006	$ 9,000	-0-	-0-	-0-	-0-	-0-	-0-
		2005	$ 9.000	-0-	-0-	-0-	-0-	-0-	-0-

We have employment agreements with Mr. Ding, Mrs. Li or Mr. Liu. Please see Exhibit 10.14 (a)(b)(c).

The terms of the employment agreements are summarized as follows:

  Duration of the agreement - usually set for 2 years and renewable at the discretion of management.
  Work content - responsibilities and title held.
  Labor protection laws applicable to the employee - type of training to be received.
  Compensation - frequency of payments and any other benefits received.
  Labor discipline laws applicable to the employee.
  Social insurance - benefits received under the applicable laws such as unemployment insurance, paid maternity leave, etc.
  Occupational training - training period specified and repayment to employer if employee has terminated employment.
  Termination - grounds for termination and procedures.

All of our officers and directors listed above have a compensation agreement effective for the period of January 1, 2006 through January 1, 2008.

Mr. Ding, Mrs. Li and Mr. Li's yearly compensation is $ 6,800, $ 5,100, and $ 9,000, respectively.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Consulting Agreements

We do not have any employment or consulting agreement with any of our officers or directors and we will not pay our directors any amount for acting on the Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 14, 2007 certain information regarding the beneficial ownership of our common stock by:

1.	each person who is known by us to be the beneficial owner of more than 5% of the common stock,

2.	each of our directors and executive officers and

3.	all of our directors and executive officers as a group.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

As of March 14, 2007, 45,000,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 200,000,000 shares with a par value of $0.001 per share.

		Amount and Nature of Beneficial
Title of Class	Name and Address of Beneficial Owner	Owner	% Class (1)
Officers and Directors:
Common Stock	WenXiang Ding, President, CEO, Director,	12,504,583 (2)	28%
	Secretary

	No.1-3,Building 1,Residential Area, West Street,
	XinCheng District, Hohhot City, Inner Mongolia,
	China, 010010
Common Stock	YanHua Li, Director	703,786 (2)	2%

	No.1, Building 7, No.23 Jianshe Street, Xincheng
	District, Hohhot City, Inner Mongolia, 010010
Common Stock	WuSheng Liu, CFO	200	*

	Xiguanjin Street, Kekeyiligeng Town, Wuchuan
	County, Inner Mongolia China, 011700
Officers and Directors as a Group		12,504,783	28%

5% Shareholders:
Common Stock	QingZe Bai	3,564,967	8%
	No.3-10, Building23,HuLunBer North Road,
	XinCheng District, Hohhot City, Inner Mongolia,
	China 010050
Common Stock	Qun Ding	4,197,200	9%
	No.2-1-3,N0.3 Jianshe North Street, Xincheng
	District, Hohhot City, Inner Mongolia 010010
Common Stock	WenHua Ding	2,886,571 (3)	6%
	No.22-2, First Housing, Wendur Road, Dongsheng
	City, Inner Mongolia, China 017000
Common Stock	Yi Ding	4,407,572 (2)	10%
	No.21, AnDeLi North Road, DongCheng District,
	Beijing, China 100000
Common Stock	Yee King	2,400,000	5%
	Room 2005, Ping Hei House, Tai Ping Estate,
	Sheung Shui, N.T. Hong Kong
Common Stock	Junhua Li	3,456,644	8%
	No. 27 Bangalow, Provincial No. 3 Printery
	Housing, Dongfeng East Road, ChangAn District,
	Shijiazhuang City, Hebei Province, 0500000
Common Stock	Zhimin Li	3,500,200	8%
	Xichiyang Village, Donghoufang Town, Wuji
	County, Hebei Province, 052400

		Amount and Nature of Beneficial
Title of Class	Name and Address of Beneficial Owner	Owner	% Class (1)
Common Stock	YuhHsin Liu	3,200,000	7%
	Room 1308, Wan De Mansion, No.1019 Shen Nan
	Zhong Lu, Shenzhen 518046, China
Common Stock	Hangzhou Dayuan Group Co. Ltd. (4)	3,323,742	7%
	No.198 GongKang, Hangzhou City, Zhejiang
	Province China 310015
Common Stock	Xinghe County Haifu Coal Transportation &	2,798,765	6%
	Sale Co., Ltd. (5)
	Overseas Apartment, Zhuguan Street, Xincheng
	District, Hohhot City, Inner Mongolia 010010

Officers, Directors and 5%		41,832,872	92%
Shareholders as a Group

* Less than 1%

(1)	Based on 45,000,000 shares outstanding as of March 14, 2007.

(2)	Wenxiang Ding owns 7,393,225 directly, his spouse, YanHua Li owns 703,786, and his son, Yi Ding owns 4,407,572. The total of these shares is 12,504,583.

(3)	Wenhua Ding is the brother of Wenxiang Ding.

(4)	Shareholders of Hangzhou Dayuan Group Co., Ltd are Li Weijun, ,Yu Jianping, Wu Weidong, Gao Zhixiang, Ma Zhiming, Lin Xia, Qin Lihong, Jin Lu, Zhang Yong, Chai Meichang, Gao Hualiang and Hangzhou Dayuan Group Co., Ltd Holding Committee**.

(5)	Shareholders of Xinghe County Haifu Coal Transportation & Sale Co., Ltd are Zhang Liguo, Zhang Junfa, and Yang Peixiu.

**	Hangzhou Dayuan Group Co., Ltd was originally a Government owned enterprise and was subsequently privatized. During this transition, a separate committee was established so original owners including the Government, former management and employees retain interest in the company.

These shareholders are not shareholders in Coal Group, Heat Power or the Company. The privatizing of Government owned companies is a common practice in China.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Subsidiary

On November 30, 2004, we entered into a Share Exchange Agreement with Coal Group and Heat Power, both Chinese Corporations, whereby we acquired all the issued and outstanding stock of Coal Group and 49% of the issued and outstanding stock of Heat Power for consideration of 45,000,000 shares of our common stock. These shares were exempt from registration under Regulation S of the Securities Act as they were made to off-shore, non US residents.

The remaining 51% of Heat Power is owned by Coal Group. In September 2003, our President and majority shareholder, Mr. Ding, acquired a 70% interest in Heat Power. That interest was acquired through a contribution of property which is used by Heat Power in its operations. The property has been capitalized at the original cost to Mr. Ding. In February, 2004 Mr. Ding transferred this equity interest to Coal Group. In March 2004, Coal Group sold 15% of its interest to another shareholder. In August of 2004, a further 4% interest was sold to a shareholder leaving 51% to be owned by Coal Group. As a result of the Share Exchange Agreement, Coal Group and the Company together now own 100% of the outstanding capital stock of Heat Power.

Coal Group and Heat Power thus became our wholly-owned subsidiaries. The shareholders of both companies unanimously agreed to enter into the Agreement for the purposes of restructuring in anticipation of becoming listed on the OTC Bulletin Board. We were formed by the shareholders of Coal Group and Heat Power for this purpose and prior to entering into the Agreement; we had no assets, liabilities or equity and had not issued any of our shares. As a result of entering into the Agreement; the shareholders of Coal Group and Heat Power became our shareholders. The 45,000,000 shares were allocated based on the capital contributions or ownership of Coal Group and Heat Power. The Agreement therefore was a non-arms length transaction.

Shareholder Loans

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs and funding for XueJiaWan Expansion as of November 30, 2006:

Zhiyang Guo		$1,246,444
Hangzhou Dayovan Group, Ltd.		4,800,408
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,687,493
	Total	$7,734,345

These loans are payable upon demand and interest is charged at 6.31% per annum on balances owing. We have no formalized agreements with our shareholders guaranteeing that certain amounts of funds will be available to us. We may exhaust this source of funding anytime.

We expect this source of funding to continue; however, in the event shareholder loans are no longer granted to us, we may obtain long or short term financing or downsize our operations. There are no formal agreements in place with respect to shareholder loans.

To date, we have not entered into any transactions with promoters. Transactions involving our directors, officers, principal shareholders consist of the above noted principal shareholders providing shareholder loans to fund our thermoelectric plant expansion and working capital needs. There is no formal agreement with principal shareholders.

Investments in Related Parties

In September 2003, our President and majority shareholder, Mr. Ding, acquired a 70% interest in Heat Power. That interest was acquired through a contribution of property which is used by Heat Power in its operations. The property was capitalized at the amount Mr. Ding paid for the assets he contributed. In February, 2004 the Mr. Ding transferred this equity interest to Coal Group. In March 2004, Coal Group sold 15% of its interest to another shareholder. In August of 2004, a further 4% interest was sold to a shareholder. The price of each of these transactions was proportionately equal to the total of the appraised value of the property contributed at the time of Mr. Ding's contribution. In the case of each of these sales, the proceeds were loaned to Heat Power.

ITEM 13.	EXHIBITS
Description
Exhibit Number
3.1	Certificate of Incorporation, dated October 14, 2002-Omega Project Consultations Inc. *
3.2	Certificate of Incorporation, dated November 3, 2004- China Energy Corporation *
3.3	Articles of Incorporation, dated October 11, 2002- Omega Project Consultations Inc. *
3.4	Certificate Amending Articles of Incorporation dated November 3, 2004 changing our name to "China
Energy Corporation" and increase our authorized capital to 200,000,000 from 75,000,000. *
3.5	Bylaws, effective October 12, 2002 *
10.1	Share Exchange Agreement between China Energy Corporation and Inner Mongolia Tehong Coal Group
Co., Ltd and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2004. *
10.2	Monopoly license granted by the Zhunger County People's Government, dated July 29, 2003 *
10.2(a)	Heating Plant transfer agreement with Zhunger County People's Government dated July 29, 2003***

10.2(b)	Addendum to licence granted by the Zhunger County People's Government dated June 2, 2005.***

10.3	Contract with Inner Mongolia Electric Power (Group) Co., Ltd., dated April 30, 2005**
10.4	Contract with Inner Mongolia Litai Coking Co., Ltd, January 17, 2006**
10.5	Contract with Inner Mongolia Litai Coking Co., Ltd, January 18, 2005 *
10.6	Contract with Zhejiang Energy Fuxing Fuel Co., Ltd, dated January 8, 2005 *
10.7	Contract with GuanBanWuSu Coal Mine, dated January 10, 2006**
10.14(a)	Employment Contract dated January 1, 2006 - Mr. Ding**
10.14(b)	Employment Contract date January 1, 2006 - Ms. Li**
10.14(c)	Employment Contract dated January 1, 2006 - Mr. Liu**
10.15	Standard employment contract *
10.17	Acquisition of LaiYeGou Coal Mine, dated June 18, 1999 *
10.18	Lease Agreement with Xiangrong Commerce & Trade Co., Ltd dated July 28, 2004**
10.19(a)	Investment in 15% of LiTai dated September 18, 2002**
10.19(b)	Investment in 5% of LiTai dated April 18, 2004**
10.20(a)	Approval Received from EerDouSi City Coal Bureau for LaiYeGou Expansion Plan dated December 8,
2005.**
10.20(b)	Addendum to Approval Received from EerDouSi City Coal Bureau for LaiYeGou Expansion Plan dated
December 8, 2005.**
10.21(a)	Capital Loan contract with China Construction Bank Zhunger Branch dated October 13, 2005**
10.21(b)	Transfer of Capital Loan from Coal Group to Heat Power dated October 13, 2005.**
10.21(c)	Guarantee of Capital Loan Agreement with Inner Mongolia Yuansheng Investment & Guarantee Stock Co.,
Ltd dated September 29, 2005. ***

10.22(a)	Contract with Wu Lingwen dated November 1, 2003***

10.22(b)	Renewed contract with Wu Lingwen dated March 9, 2006***

10.23	Promissory letter signed with Zhunger County Keyuan Water Supply Co., Ltd dated February 25, 2005***

10.24	Power supply agreement with Erdos Power Industry Bureau***

Dated November 1, 2005

10.25	Capital Loan Agreement with the Agriculture Bank dated April 11, 2006***

10.26	Sale of Heating Plant to Hao Linmao dated March 24, 2006. ***

10.27	Purchase Agreement with Deheng Assets Management Co., Ltd. dated August 11, 2006***

10.28	Coal Group contract with Zhejiang Fuxing Electric and Fuel Co., Ltd. date January 11, 2007

10.29	Coal Group rental agreement with Bai Jinlan dated September 23, 2006

23.1	Consent Letter from Robert Jeffrey, CPA
31.1	RULE 13A-14(A) CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

31.2	RULE 13A-14(A) CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

32.1	SECTION 1350 CERTIFICATION

99.1	Coal Group Business license, effective August 8, 2000 *
99.2	Heat Power Business License, effective September 28, 2003 *
99.3	Ministry of Finance and National tax administration bureau: Tax exemption for Heat Supply Industries *
99.5	Standard Mine Safety Manual *
99.6	Coal Group Property Certificate: 1st Floor-Left *
99.6(a)	Coal Group Property Certificate: 1st Floor-Right *
99.7	Coal Group Property Certificate: 2nd Floor-Left *
99.7(a)	Coal Group Property Certificate: 2nd Floor-Right *
99.8	Coal Group Property Certificate: 3rd Floor-Left *
99.8(a)	Coal Group Property Certificate: 3rd Floor-Right *
99.9	Geological survey of LaiYeGou Mine dated August 10, 1999 *

99.9 (a)	Consent letter from Inner Mongolia Coal Field Geology Bureau dated March 13, 2006.**
99.11	LaiYeGou Construction Timetable and Monthly Cost**
99.12	Environmental Protection Standards**
99.13	Heat Power Equipment Listing**
99.14	Heating Price Standard determined XueJiaWan Town Zhunger County, dated November 14, 2005 **
99.15	Coal Group LaiYeGou Coal Mine Expansion - Equipment Listing**
99.16	Map of transportation to LaiYeGou Mine - May 2004***
99.17(a)	LaiYeGou mining production system***

99.17(b)	LaiYeGou mine site plan map***

-	*Incorporated by reference from our Form SB-2 that was originally filed with the SEC on September 27, 2005.

-	** Incorporated by reference from our Form SB-2/A No. 1 that was originally filed with the SEC on April 17, 2006.

-	*** Incorporated by reference from our Form SB-2/A No. 2 that was originally filed with the SEC on September 8, 2006

-	**** Incorporated by reference from our Form SB-2/A No. 2 that was originally filed with the SEC on November 20, 2006

-	**** *Incorporated by reference from our Form SB-2/A No. 2 that was originally filed with the SEC on December 22, 2006

-	^ Incorporated by reference from our Form SB-2/A No. 2 that was originally filed with the SEC on January 12, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company's last two fiscal years:

	2006	2005
Audit fees	$50,000	$ 50,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$50,000	$ 50,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the Audit Committee.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date:	March 14, 2007

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer and Director

/s/ WuSheng Liu
By:
WuSheng Liu
Secretary, Chief Accounting Officer