Form 10QSB
period 2007-02-28
China Energy CORP
filed 2007-04-13
CIK 1335137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            | X |            Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 28, 2007

            |     |         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to______.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 45,000,000 shares of common stock outstanding as of April 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  |    | ; No  | X |

FORWARD

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

ITEM 1 . FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION

Consolidated Financial Statements FEBRUARY 28, 2007 (Prepared Without Audit)

	CHINA ENERGY CORPORATION
	CONSOLIDATED BALANCE SHEETS
ASSETS		Three Months Ended	Year Ended
Current Assets:		February 28, 2007	November 30, 2006
		(Unaudited)	(Audited)
Cash		$ 809,621	$ 899,689
Notes and interest receivables		1,667,805	1,374,644
Accounts receivables		3,089,257	4,678,856
Other receivables		3,372,962	2,379,601
Advances to suppliers		3,476,391	303,533
Inventory		590,219	624,275
Fixed Assets:	Total current assets	13,006,255	10,260,598
Property, plant and equipment		21,945,029	21,731,353
Coal Mine		208,636	208,636
Construction in Progress		1,488,826	1,517,249
		23,642,491	22,426,643
Less accumulated depreciation and depletion		1,433,692	1,030,595
Other Assets:	Net fixed assets	22,208,799	22,426,643
Investment property, net depreciation of $ 35,328		1,752,604	1,762,833
Intangible asset, net of amortization of $ 380,234		3,276,497	3,341,165
Long term investment		226,255	228,064
Deferred charges		-	35,715
	Total other assets	5,255,356	5,367,777
Total Assets		$ 40,470,410	$ 38,055,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable		6,392,021	6,392,021
Accounts payable		4,575,511	3,237,443
Advances from customers		2,409,584	793,561
Accrued liabilities		1,069,612	1,560,385
Other accounts payable		1,879,784	2,774,380
Shareholder loans		8,319,974	7,734,345
	Total current liabilities	24,646,486	22,492,135
Long Term Obligations		2,040,720	2,549,422
Stockholders' Equity:	Total liabilities	26,687,206	25,041,557
Common stock : authorized 75,000,000 shares of $0.001 par value; issued and		45,000	45,000
outstanding 45,000,000
Additional paid-in Capital		8,655,805	8,655,805
Retained earnings		4,839,385	4,164,902
Statutory reserves		853,982	734,982
Other Comprehensive loss		(610,968)	(587,228)
Total Stockholders' equity		13,783,204	13,000,639
Total Liabilities and Stockholders' Equity		$ 40,470,410	$38,055,018
	The accompanying notes are an integral part of these financial statements.

CHINA ENERGY CORPORATION.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended February 28, 2007 and 2006
(Prepared Without Audit)

	2007	2006

Revenue	$ 4,406,688	$ 2,149,315
Cost of Sales	2,539,706	1,026,771
Gross Profit	1,866,982	1,122,544
Other Operating expense	-	(357,638)

Expenses:
Selling	58,250	36,748
General and Administrative	456,617	219,040
Total expense	514,67	255,788
Operating income	1,352,115	509,118

Other Income and Expense:
Other Income	8,248	12,950
Finance expense	(454,575)	(19,231)
Non operating expense	(19,461)	(18,199)
Income Before Income Taxes	886,327	484,638

Provision for Income Taxes:
Current Provision	92,844	100,646

Net income	793,483	383,992
Other Comprehensive Income
Gain (Loss) on foreign currency conversion	(23,740)	42,979
Total Comprehensive Income	$ 769,743	$ 426,971
Income Per Share -
Basic and Diluted	$ 0.02	$ 0.01
Weighted average number of shares	45,000,000	45,000,000
outstanding

The accompanying notes are an integral part of these financial statements.

China Energy Corporation
Consolidated Statement of Changes
For the Three Months Ended February 28, 2007 and 2006
(Prepared Without Audit)

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	$ 793,483	$ 383,992
Charges not requiring the outlay of cash:
Depreciation and amortization	477,993	128,483
Company share of loss on equity investment	1,807	3,251
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	1,589,599	311,319
Decrease in note receivables	(293,161)	37,170
Increase in other receivables	(3,172,858)	(563,700)
Increase in advances to suppliers	(993,361)	(7,655,471)
Decrease (Increase) in inventory	34,056	(141,146)
Increase in accounts payable	1,338,068	321,992
Increase (Decrease) in advance from customers	1,616,023	(361,878)
Increase (Decrease) in accrued liabilities	(490,773)	31,794
Increase (Decrease) in other accounts payable	(894,596)	1,047,986
Net Cash Provided (Consumed) By Operating Activities	6,280	(6,456,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase (Disposal) of fixed assets	(213,676)	104,855
Increase in construction in progress	28,423	7,653,845
Decrease (Increase) in deferred charges	35,715	(225,164)
Increase in long term investments	-	(844,389)
Purchase of investment property	-	(1,619,586)
Net Cash Provided (Consumed) By Investing Activities	(149,538)	5,069,561

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) shareholder	585,632	(308,953)
Decrease in long term liabilities	(508,702)	-
Net Cash Provided (Consumed) By Financing Activities	76,930	(305,885)

Exchange rate effect on cash	(23,740)	39,911
Net change in cash	(90,068)	(1,652,521)
Cash balance, beginning of period	899,689	1,931,249
Cash balance, end of period	$ 809,621	$ 278,728
The accompanying notes are an integral part of these financial statements.

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Prepared Without Audit)

1.	Basis of Presentation

The unaudited interim financial statements of China Energy Corporation. ("the Company") as of February 28, 2007 and for the three month periods ended February 28, 2007, and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended February 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2006.

2.	Segment reporting

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

	2007			2006
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	1,768,066	2,638,623	4,406,688	661,414	1,487,901	2,149,315
Intersegment revenues	-	-	-	-	-	-
Interest expense (income)	(326,808)	(127,767)	(454,575)	(922)	20,153	19,231
Depreciation & depletion	379,278	98,715	477,993	82,981	45,502	128,483
Segment profit (loss)	164,605	1,187,511	1,352,115	(178,764)	687,881	509,117
Segment assets	27,479,120	12,991,290	40,470,410	17,528,646	5,679,951	23,208,597
Expenditures for segment assets:
Construction in progress	678,328	810,498	1,488,826	5,808,929	162,694	5,971,623
Other assets	-	5,255,356	5,255,356	-	1,854,885	1,854,885

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

History

We, China Energy Corporation ("CEC"), produce coal through our subsidiary Inner Mongolia Tehong Coal Group Co, Ltd. ("Coal Group") and supply heating and electricity requirements throughout the XueJiaWan district through our subsidiary Inner Mongolia Zhunger Heat Power Co., Ltd. ("Heat Power").

CEC was incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to expand thermoelectric plants and networks in rural developments. CEC acquired Coal Group and Heat Power on November 30, 2004.

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

Principal Products, Services and Their Markets

Coal Group

Acquisition of LaiYeGou Mine and Mining Right

Coal Group equired the LaiYeGou mine in June of 1999. Property acquisition in China is through 50 or 70 year lease and this is the only type of ownership permitted in China. We have leased the land surrounding the mine and the mine itself for a period of 50 years. Since acquisition of LaiYeGou in 1999, Coal Group's activities has been coal production for the purpose of supplying raw materials to heating and power industries, retail customers and coking factories for steel production.

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

LaiYeGou Expansion - Costs and Funding

In response to the escalating demand for its coal products, Coal Group is investing in infrastructure improvements necessary for increasing annual production capability of the LaiYeGou Coal Mine by 20% to 600,000 tons per year. Infrastructure improvements commenced April 2006. The total cost for improvements including procurement of mining equipment and construction as well as project management costs would be approximately $ 10,353,195 funded through bank and shareholder loans.

Infrastructure improvements consists of enhancement of existing mining techniques and level of mining mechanization, in order to reach production of 600,00 tons per year, using mechanized mining method and blasting down the roof mining technique with a 75% coal mining recovery rate.

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

As of February 28, 2007, we incurred $810,498 in construction and progress costs.

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

We provide electricity to users by merging an electrical network with Electric Power Group, a Government owned enterprise and monopoly. The supply of electricity may be widely dispersed and Heat Power does not have any control over which areas will be provided with electricity. Heat Power holds a license and monopoly for heating supply only. Only sectors of government can distribute and charge a fee for electricity. However electrical networks can be established to provide this utility to this sector. Co-generation is encouraged as existing networks can be used as a renewable resource.

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

Heat Power¡¯s efforts to improve the efficiencies and reliability of the thermoelectric plant are as follows:

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

Advertising and marketing strategy

Coal Group

Coal Group does not implement a formal advertising and marketing strategy as result of the nature of its business operations and current market conditions wherein the demand for coal products exceed the supply. Coal Group does however prepare promotional materials for distribution to potential customers of which may make bulk purchases. Coal Group also incurs promotional and entertainment costs for establishing good current and potential customer relations. Contracts awarded by Government are based upon Coal Group's level of output and size of its mining facilities and not as a result of any marketing initiatives.

Heat Power

Heat Power also does not implement a formal advertising and marketing strategy as result of the nature of its operations being a monopoly for the supply of heating and its exclusive contract with Electric Power Group for the supply of electricity. The granting of expansion into rural regions by Government are based on Heat Power's facilities and its capacity and capability to provide heating and electricity requirements and not as a result of any marketing initiatives.

Competition Coal Group

Due to existing market conditions, we do not have competition in the usual sense of the term. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply; competition is not a concern in the operation of our business.

We expect that China's coal industry will remain a large, growing and chronically under-supplied customer base for the foreseeable future.

Heat Power

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

RISK FACTORS

***You should read the following risk factors carefully before purchasing our common stock. *** RISKS RELATING TO OUR BUSINESS

Our management lacks technical training with operating a mine and as a result may cause the Company to suffer irreparable harm due management's lack of training.

The lack of technical training of our management requires us to rely on professional engineers as an integral part of our operations. As a result of management's lack of training, we may not take into account standard engineering or managerial approaches other mineral explorations companies commonly use. Consequently without the technical expertise of either retained staff or contracted 3rd parties, we could suffer irreparable harm in our operations, earnings and ultimate financial success.

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

Heat Power may be entitled to tax concessions in areas described as "West Region Development Plan" for a set period of time however may lose this benefit at anytime as determined by the Government.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Securities Exchange Act") impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.

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

Currency Exchange Between Chinese Renminbi and United States Dollars

While our consolidated financial statements are reported in United States dollars, a significant portion of our business operations are conducted in the Chinese currency Renminbi ("RMB").

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

Balance Sheet		How did we arrive at these	How Accurate have we been in	How Likely to change in
Account	There is a risk of Change because?	estimates?	the past?	the future?

Accounts	We provide an Allowance For	AFDA are made on accounts older	These estimates of AFDA have	This method of determining
Receivable	Doubtful Accounts (AFDA) based	than 1 years. It is common in the	been accurate in the past.	AFDA will likely not
	on the credit ratings of customers	industry for these accounts to be		change as we have been able
	and age of the account.	considered current. Collection		to collect the majority of
	Uncollectible accounts are also	mostly occurs within 1.5 years.		accounts within 1.5 years.
	written off, particularly when	Accounts older than 1 years are
	bankruptcy occurs. The allowance	more at risk and the provision for
	we provide is an estimate based on	AFDA is heavily affected by these
	historical information and may not	risks.
reflect current conditions as to
whether the account may be
collectible.
Fixed Assets	We calculate our depreciation using	The estimated lives of fixed assets	Our fixed assets currently being	We do not foresee any
	the straight line method based on	are based on guidelines provided by	utilized last for the length of the	changes.
	useful lives of the assets. The useful	Chinese tax authorities. These	lives we are using for depreciation.
	lives of the asset could change due to	guidelines reflect the actual useful
	technical innovation and or other	lives of the assets.
factors and we may write off or write
down obsolete assets.
Accrued	We are subject to income taxes in	Income tax provision is calculated	Our estimates currently have been in	Taxes payable calculations
Liabilities	China. The determination of the tax	based on the statutory tax rate and	line with the actual assessment in	are based on a fixed rate
(Income Tax)	liability is based on calculations	level of operating income.	our tax liability. Income tax	which we do not foresee to
	which are further based on estimates	Operating income is based on	provisions are calculated monthly.	be changed. However, our
	such as, for example allowances for	various estimates we make		estimates may change from
	bad debt. These estimates may	regarding the above mentioned		time to time and this may
	change from time to time and the	items which may differ from actual		affect the income tax
	final tax outcome may increase or	results. This calculation is provided		provision. We may under or
	decrease our income tax expense	monthly and instalments are made		over remit our instalments
	provision made.	toward the tax liability.		based on how our estimates
differ from actual results.

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; February 28, 2007 compared to February 28, 2006.

	2007	% Sales	2006	% Sales
Sales	4,406,688	100%	2,149,315	100%
Cost of Sales	2,539,706	58%	1,026,711	48%
Gross Profit	$ 1,866,982	42%	$ 1,122,544	52%

Coal Group

Sales for Coal Group were $ 2,638,622 in 2007 compared to $ 1,487,900 in 2006. The $ 1,150,723 increase was a result of the significant increase in demand in the market for coal, allowing for the increase in price per ton of coal. Coal Group revenues are determined by Government regulation as a minimum price per ton is enforced. Coal Group's selling price per ton has consistently been above this minimum set standard. A significant amount of revenues were generated from the coal mine. In addition we met the demands of customers by supplementing coal mine production with outside purchases.

Coal Group does not typically sign contracts to fix its prices per ton. This allows Coal Group to sell its products at the going market rate which, to the best of management's knowledge, will continue its upward trend in price. Locking in a fixed price does not allow Coal Group to capitalize on the increase in demand for its products.

Heat Power

Revenues generated by Heat Power in 2007 were $ 1,768,066 compared to $ 661,415 in 2006. The $ 1,106,652 increase was attributed to income generated from newly constructed thermoelectric plant in XueJiaWan completed September 2006. The increase was also attributed to the increase in the prices of heat supply in response to increased cost of raw materials. Revenues generated are a function of Government regulation as the prices charged are approved by the Government. The Government reviews the pricing of heating from time to time as market conditions change. Also, the cost of raw materials being coal are also regulated by the Government as the price point which we obtain from suppliers is controlled as the Government ensures that such prices are affordable for utility companies. The incentive for the supplier to supply at such prices is that transportation routes are guaranteed and arranged by the Government, thereby saving transportation costs on part of the supplier. Such savings outweigh the reduction in the selling price for the supplier.

Cost of goods sold by the Company increased, net by $ 1,512,934.74 as a result of the change in the following expense:

	2007	2006	Increase/(Decrease)

Salaries	145,679	32,042	113,637
Operating supplies	67,665	19,160	48,505
Depreciation & depletion	369,446	67,565	301,880
Repairs	20,697	6,517	14,180
Coal	1,828,177	760,235	1,067,942
Utilities	64,256	117,158	(52,902)
Other	43,786	24,093	19,692

Total	$ 2,539,706	$ 1,026,771	$ 1,512,935

The increase in the cost of sales was mainly attributed to new operations of the thermoelectric plant put into operation in September 2006.

The following is a summary of the expenses we incurred during the period:

Selling Expenses

	2007	2006	Increase/(Decrease)

Salaries and wages	2,944	6,847	(3,903)
Office	-	704	(704)
Other expenses	55,306	29,197	26,109

Total Expenses	$ 58,250	$ 36,748	$ 21,502

General and Administrative Expenses

	2007	2006	Increase/(Decrease)
Salaries and wages	67,552	40,990	26,562
Depreciation	108,547	60,918	47,629
Office	64,427	37,611	26,816
Travel	105,209	18,243	86,967
Repairs	58,481	2,127	56,354
Professional and other fees	28,714	59,051	(30,337)
Other expenses	23,685	101	23,584

Total Expenses	$ 456,617	$ 219,041	$ 237,576

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

Repairs. Repairs were made mostly to Coal Group's office building as the facilities required repairs after flooding occurred during the last quarter in 2006.

Professional and other Fees. Professional fees in 2006 consist of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also incurred in 2007 to retain environmental professionals which assisted in the implementation of environmental protection policies and procedures. Fees paid to environmental professionals is expected to be a ongoing expense during the expansion of LaiYeGou and after new mining methods are put into operation.

Other Operating Expense

The $ 357,638 expense incurred in 2006 was the cost of geological exploration in search of a new coal field that could be mined. We did not incur such expenses in 2007.

The coal field is located in Dalu and was tested to determine whether acquisition of this mine is commercially viable and a worthy investment. Coal Group has not obtained any mining rights and such rights can only be granted to registered owners of the mine. Costs for exploration are not recoverable. To date Coal Group has not made any decisions to purchase this mine and is currently evaluating whether such an investment should be made at this time. Exploration efforts are contracted to No. 4 Geology Team Co., Ltd.

Finance Expense (2007-$ 454,575 vs. 2006 - $ 19,231)

Coal Group obtained a loan from the Agriculture bank amounting to $ 6,392,021. The loan assists in funding our working capital needs in Heat Power's operations and Coal Group's expansion of the LaiYeGou coal mine. The interest rate on this loan is 7.344% . Please refer to "Sources of Capital" below.

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

For Heat Power, transportation of coal to our facility is provided by its supplier, Guanbanwusu .

Coal Group does not have competition in the usual sense of the term that most other businesses experience. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply, competition is not a variable which warrants concern in the operations of our business.

China's coal industry remains large and growing. Its customer base is chronically under-supplied. There are pressures from the Government to use nuclear power instead of coal due to environmental concerns; however, coal reserves in China are abundant and less expensive and a switch to other forms of resources to generate energy is unlikely. China's coal reserves are expected to last approximately 40 years. Source: China Daily.

The electricity and heating supply industry is also growing; however, the government is taking steps to monitor and control economic growth in the rural areas to ensure that the economy is developing at a stable rate.

Liquidity and Capital Resources Working Capital Needs:

As of February 28, 2007 we had a working capital deficit of $ 11,640,231.

Not including funds required for expansion of our facilities, we estimate our cash requirements for the next 12 months Coal Group will require approximately $ 4,000,000 and Heat Power will require approximately $ 2,070,000, a total of $ 6,070,000 in order to cover our working capital needs as follows:

	Coal Group	Heat Power
Materials/Labor/Overhead	2,500,000	2,000,000
Selling/Administrative expense	1,500,000	70,000
Total	$ 4,000,000	$ 2,070,000

We currently are able to sustain our working capital needs through profits we generate and bank and shareholder loans.

We anticipate sales will generate the cash flow from collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans to be sufficient to sustain our working capital needs. However we may require other sources of capital.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans are payable on demand and interest is calculated at 6.31% per annum.

Coal Group obtained further loans from the Agriculture bank amounting to $ 6,392,021. The terms and principle amount of the loans granted are as follows:

Term	Interest rate	Principle
Sep 26, 2006 to Sep 25, 2007	7.344%	2,301,128
Oct 19, 2006 to Oct 18, 2007	7.344%	1,534,085
Apr 11, 2006 to Apr 11, 2007	7.254%	2,556,808
Total		$ 6,392,021

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Cash Flows Operating Activities:

Our cash flows provided and consumed by operating activities were $ 6,280 for 2007 and $ 6,456,108 for 2006, respectively. The following summarizes the inflow and outflow of cash for these periods:

	2007	2006
Net income	$ 793,483	$ 383,992
Decrease (increase) in accounts receivable	1,589,599	311,319
Increase (decrease) in advances from customers	1,616,023	(361,878)
Increase in advances to suppliers	(993,361)	(7,655,471)
Decrease (increase) in inventory	34,056	(141,146)
Increase (decrease) in other accounts payable	(894,596)	1,047,986
Other	(2,138,924)	(40,910)
Net Cash Provided (Consumed) By Operating Activities	$ 6,280	$ (6,456,108)

Accounts Receivable. The majority of accounts receivables relate to Heat Power's operations wherein collection of user fees were outstanding for less than 6 months. Coal Group's operations sales on account were also outstanding for less than 6 months.

Advances from customers. Deposits on sales of coal are a normal business practice that ensures that the customer obtains Coal Group's Product at the market price determined on the date of purchase.

Advances to Suppliers. Advances were made to suppliers of materials required for the construction and completion of Heat Power's expansion plan and Coal Group's Laiyegou coal mine expansion. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Inventory. Inventory mainly consists of operating supplies used by Heat Power for heat generation.

Other Accounts Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees.

Investing Activities:

Our cash consumed and provided by investing activities were $ 149,538 in 2007 and $ 5,069,561 in 2006, respectively. The change was mainly attributed to the amounts expended on Heat Power's construction of its thermoelectric plant wherein construction in progress costs were subsequently transferred to fixed assets as the plant was completed September 2006. Construction in progress charges incurred were as a result of funding for Coal Group Laiyegou coal mine expansion and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant.

Financing Activities:

Our cash flows provided and consumed by financing activities were $ 134,263 in 2007 and $ 308,953 in 2006, respectively.

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

The payment schedule is as follows:

-	Instalment	#1:	$1,105,831 due on or before December 1, 2006
-	Instalment	#2:	$510,180 due on or before December 1, 2007
-	Instalment	#3:	$510,180 due on or before December 1, 2008
-	Instalment	#4:	$510,180 due on or before December 1, 2009
-	Instalment	#5:	$510,180 due on or before December 1, 2010
-	Instalment	#6:	$510,180 due on or before December 1, 2011

$ 2,040,720 ($ 510,180*4) has been allocated to long term obligations.

A substantial portion of the cost of construction of the thermoelectric plant has been provided by shareholder loans. The outstanding balance of these loans at November 30, 2006 was $ 7,734,345. An additional $ 585,629 was advanced during the three months period ended 2007. The February 28, 2007 balance was $ 8,319,974.

All of these shareholder loans detailed below bear interest at 6.31% and are due on demand:

Zhiyang Guo		$ 1,257,624
WenHua Ding		516,255
Hangzhou Dayovan Group, Ltd.		4,843,465
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,702,630
	Total	$ 8,319,974

Material Commitments

We committed to payment of bank loans, shareholder loans and payment of mining rights as mentioned above. Our expansion plans for the LaiYeGou mine will require approximately $ 10,353,195. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

Heat Power's offices are currently leased on a month to month basis and Coal Group occupies space purchased in 1998. Coal Group holds title to this property in the form of a 50 year lease from the Government. There are no amounts owing.

Seasonal Aspects

Coal Group's business is seasonal in that sales are particularly low in February, due to the Chinese New Year holiday. During this time our business is closed for 2 weeks. As a result, sales in March are usually higher.

Heat Power sales level relating to heat generation is not provided from April through October as the climate in the region is high, reducing heating requirements.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer/Chief Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended February 28, 2007, the Company's Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.	Legal Proceedings - None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None.

ITEM 3.	Defaults Upon Senior Securities - None.

ITEM 4.	Submission of Matters to a Vote of Security Holders - None

ITEM 5.	Other Information - None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-QSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date:	April 13, 2007

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer and Director

/s/ WuSheng Liu
By:
WuSheng Liu
Secretary, Chief Accounting Officer