Form 10QSB
period 2007-05-31
China Energy CORP
filed 2007-07-13
CIK 1335137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                | X |   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 2007

                                                                  |     |   Transition report under Section 13 or 15(d) of the Securities

                                                                            Exchange Act of 1934 for the transition period from ____ to______.

Commission file number: 000-52409

CHINA ENERGY CORPORATION

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 6130 Elton Avenue, Las Vegas, NV (Address of principal executive offices) 702-216-6000 (Issuer's telephone number)	98-0522950 (IRS Employer Identification No.) 89107 (Zip Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No |   |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |   | No | X |

State issuer's revenue for its most recent fiscal year: $ 13,685,370 for the fiscal year ended November 30, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of June 31, 2007
Common Stock, $.001 par value	45,000,000 shares

Transitional Small Business Disclosure Format (Check one):	Yes | | ; No | X |

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

  general economic and business conditions, both nationally and in our markets, our expectations and estimates concerning future financial performance, financing plans and the impact of competition, our ability to implement our growth strategy,
  anticipated trends in our business,
  advances in technologies, and
  other risk factors set forth herein.

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

ITEM 1 . FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION

Consolidated Financial Statements MAY 31, 2007 (Prepared Without Audit)

CHINA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS	Six Months	Year
	Ended	Ended
Current Assets:	May 31, 2007	November 30, 2006
	(Unaudited)	(Audited)
Cash	$599,402	$899,689
Notes and interest receivables	1,808,641	1,374,644
Accounts receivables	4,310,200	4,678,856
Other receivables	3,641,376	2,379,601
Advances to suppliers	3,608,575	303,533
Inventory	538,406	624,275
Total current assets	14,506,600	10,260,598
Fixed Assets:
Property, plant and equipment	22,144,441	21,731,353
Coal Mine	208,636	208,636
Construction in Progress	2,129,038	1,517,249
	24,482,115	22,426,643
Less accumulated depreciation and depletion	1,823,855	1,030,595
Net fixed assets	22,658,260	22,426,643
Other Assets:
Investment property, net depreciation of $ 44,963	1,742,969	1,762,833
Intangible asset, net of amortization of $ 444,901	3,211,829	3,341,165
Long term investment	228,287	228,064
Deferred charges	-	35,715
Total other assets	5,183,085	5,367,777
Total Assets	$42,347,945	$38,055,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	6,392,021	6,392,021
Accounts payable	5,688,323	3,237,443
Advances from customers	2,819,229	793,561
Accrued liabilities	1,147,691	1,560,385
Other accounts payable	1,804,420	2,774,380
Shareholder loans	8,400,806	7,734,345
Total current liabilities	26,252,490	22,492,135
Long Term Obligations	2,040,720	2,549,422
Total liabilities	28,293,210	25,041,557

Stockholders' Equity:
Common stock : authorized 75,000,000 shares of $0.001 par
value; issued and outstanding 45,000,000	45,000	45,000
Additional paid-in Capital	8,655,805	8,655,805
Retained earnings	5,324,638	4,164,902
Statutory reserves	734,982	734,982
Other Comprehensive loss	(705,690)	(587,228)
Total Stockholders' equity	14,054,735	13,000,639
Total Liabilities and Stockholders' Equity	$42,347,945	$38,055,018
The accompanying notes are an integral part of these financial statements.
-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Month Periods Ended May 31, 2007 and 2006
(Prepared Without Audit)

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006

Revenue	$9,181,538	5,831,219	4,774,850	3,681,904
Cost of Sales	5,549,079	2,441,885	3,009,373	1,415,114
Gross Profit	3,632,459	3,389,334	1,765,477	2,266,790

Expenses:
Selling	151,939	276,165	93,689	23,417
General and Administrative	936,236	1,073,693	479,619	497,015
Total expenses	1,088,175	1,349,858	573,308	736,432
Operating income	2,544,284	2,039,476	1,192,169	1,530,358

Other Income and Expense:
Other Income (expense)	81,343	-	73,095	(12,950)
Finance expense	(929,193)	(62,909)	(474,618)	(43,678)
Non operating income (expense)	(40,346)	(16,257)	(20,885)	1,942
Income Before Income Taxes	1,656,088	1,960,310	769,761	1,475,672

Provision for Income Taxes:
Current Provision	496,352	832,732	403,508	732,086

Net income	1,159,736	1,127,578	366,253	743,586
Other Comprehensive Income
Loss on foreign currency conversion	(118,462)	(33,489)	(94,722)	(76,468)
Total Comprehensive Income	$1,041,274	$1,094,089	$271,531	$667,118
Income Per Share -
Basic and Diluted	$0.03	$0.03	$0.01	$0.02
Weighted average number of shares outstanding	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended May 31, 2007 and 2006
(Prepared Without Audit)

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	$1,159,736	$1,127,578
Charges not requiring the outlay of cash:
Depreciation and amortization	942,458	356,542
Company share of (income) loss on equity investment	(223)	14,190
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	368,656	(203,948)
Decrease in note receivables	(433,997)	(27,293)
Increase in other receivables	(3,337,843)	(862,475)
Increase in advances to suppliers	(1,228,974)	(2,613,268)
Decrease (Increase) in inventory	85,869	(519,480)
Increase in accounts payable	2,450,880	54,970
Increase in advance from customers	2,025,668	39,944
Increase (Decrease) in accrued liabilities	(412,694)	2,284,184
Increase (Decrease) in other accounts payable	(969,960)	5,141,766
Net Cash Provided By Operating Activities	649,576	4,792,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(413,088)	(187,784)
Increase in construction in progress	(611,789)	(2,023,835)
Decrease (Increase) in deferred charges	35,715	(247)
Purchase of mining rights	0	(3,626,950)
Purchase of investment property	0	(1,634,660)
Net Cash Consumed By Investing Activities	(989,162)	(7,473,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	666,461	847,800
Increase (Decrease) in long term liabilities	(508,700)	3,626,950
Net Cash Provided By Financing Activities	157,761	4,474,750

Exchange rate effect on cash	(118,462)	(33,489)
Net change in cash	(300,287)	1,760,495
Cash balance, beginning of period	899,689	1,931,249
Cash balance, end of period	$599,402	$3,691,744
The accompanying notes are an integral part of these financial statements.
-F3-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Prepared Without Audit)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of China Energy Corporation. ("the Company") as of May 31, 2007 and for the three and six month periods ended May 31, 2007, and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended May 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2007.

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

The Company is made up of two segments of business, Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing heating and electricity to residents and businesses of a local community. Each of these segments is conducted in a separate corporation and each functions independently of the other.

During the periods reported there were no transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheet.

	Six Month Period Ended May 31, 2007			Six Month Period Ended May 31, 2006
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Sales to external customers	3,252,137	5,929,401	9,181,538	1,014,505	4,816,714	5,831,219
Inter-segment revenues	-	-	-	-	-	-
Interest expense	680,799	248,394	929,193	36,049	26,860	62,909
Depreciation &
depletion	713,980	228,478	942,458	298,051	58,491	356,542
Segment profit (loss)	104,192	2,440,091	2,544,283	(229,602)	2,269,078	2,039,476

		May 31, 2007			May 31, 2006
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	26,952,435	15,395,510	42,347,945	22,352,090	12,788,297	35,140,387
Expenditures for segment
assets:
Construction in progress	552,239	1,576,799	2,129,038	15,437,671	211,632	15,649,303
Other assets	-	5,183,085	5,183,085	-	5,370,309	5,370,309

-F4-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Prepared Without Audit)

2.	SEGMENT REPORTING (CONTINUED)

	Three Months Ended May 31, 2007			Three Months Ended May 31, 2006
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Sales to external customers	1,484,072	3,290,778	4,774,850	353,091	3,328,813	3,681,904
Inter-segment revenues	-	-	-	-	-	-
Interest expense	353,991	120,627	474,618	36,971	6,707	43,678
Depreciation &
depletion	407,391	129,763	537,154	60,112	12,989	73,101
Segment profit (loss)	(60,413)	1,252,582	1,192,169	(50,838)	1,581,196	1,530,358

-F5-

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

Heat Power supplies heating to private dwellings, factories as well as municipal facilities.

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three and six month periods ended May 31, 2007 compared to May 31, 2006.

	Six Month Period Ended May 31,
	2007	% Sales	2006	% Sales

Revenue	$ 9,181,538	100	$ 5,831,219	100
Cost of Sales	5,549,079	60	2,441,885	42
Gross Profit	$ 3,632,459	40%	$ 3,389,334	58%

Coal Group

For the six month period ended May 31, revenues for Coal Group were $ 5,929,401 in 2007 compared to $ 4,816,714 in 2006. The $ 1,112,687 increase was a result of the significant increase in demand in the market for coal, allowing for the increase in price per ton of coal.

For the three month period ended May 31 revenues for Coal were $ 3,290,778 in 2007 compared to $ 3,328,813. The $ 38,035 decrease was mostly attributed to a longer holiday by our customers as a result of the Chinese New Year holiday. The holiday began mid February and businesses are closed up to 2 months during this time.

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

Heat Power

For the six month period ended May 31, revenues generated by Heat Power in 2007 were $ 3,252,137 compared to $ 1,014,505 in 2006. For the three month period ended May 31, revenues generated by Heater Power in 2007 were $ 1,484,072 compare to $ 353,091 in 2006. The increase for both periods was attributed to income generated from newly constructed thermoelectric plant in XueJiaWan completed September 2006.

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

For the six month period ended May 31, 2007 and 2006, cost of sales increased, net by $ 3,107,194 as a result of the change in the following expense:

	Six Month Period Ended May 31,
	2007	2006	Variance
Salaries	283,033	53,660	229,373
Operating supplies	134,342	24,348	109,994
Depreciation & depletion	766,352	137,046	629,306
Repairs	24,724	6,753	17,971
Coal & freight	4,151,892	2,040,914	2,110,978
Utilities	156,948	179,164	(22,216)
Other	31,787	-	31,787
Total	$5,549,079	$2,441,885	$3,107,194

Our gross margin decreased significantly this quarter as a result of the increase in coal and freight prices incurred by Heat Power. The price of coal is expected to increase on an upward trend and with the new operations of the thermoelectric plant put into operation in September 2006; we expect our gross margins to decline unless we obtain approval for increasing our set prices to our heat consumers.

For the three month period ended May 31, the increase of the cost of sales by $ 1,594,259 was primarily as a result of the increase in the price of coal and freight.

Selling Expenses

	Six month period ended May 31,
	2007	2006	Variance
Salaries and wages	6,462	4,914	(1,548)
Sales tax	145,477	145,275	202
Travel	-	63,678	(63,678)
Professional and other fees	-	62,423	(62,423)
Total Expenses	$151,939	$276,165	($124,226)

For the three month period ended May 31, 2007 and 2006, our selling expenses were $ 93,689 and $ 23,417, respectively. These expenses consisted mostly of salaries and sales tax and the increase was attributed to the increase in sales taxes as a result of the increase in revenues as discussed above.

General and Administrative Expenses

	Six Month Period Ended May 31,
	2007	2006	Variance
Salaries and wages	166,819	75,549	91,270
Depreciation	248,794	205,920	42,874
Office	183,217	114,149	69,068
Travel	137,770	68,257	69,513
Repairs	65,270	7,971	57,299
Professional and other fees	76,308	27,791	48,517
Other expenses	58,059	31,109	26,950
Exploration	-	542,947	(542,947)
Total Expenses	$936,236	$1,073,693	$(137,457)

Salaries and Wages. Salaries and wages increased as a result of retaining additional staff in our thermoelectric plant operations. We also retained additional staff in our Project Management departments of Heat Power, overseeing operations in XueJiaWan and technical staff such as engineers.

Office. The increase was primarily as a result of posting by our sales staff promotional materials to potential customers of Coal Group. We expect such expenses to increase for the foreseeable future as such efforts have been effective in increasing Coal Group's revenues.

Travel. Travel expense increased as a result of expenses incurred by members of our senior management to attend trade conferences. Travel costs were also incurred by new employees operating the thermoelectric plant for training. Coal Group also incurred costs for training new employees in coal mine operation. We expect to incur training costs whenever new employees are hired.

Repairs. Repairs were made mostly to Coal Group's office building as the facilities required repairs after flooding occurred during the last quarter in 2006. To date all repairs to our office building have been made.

Professional and other Fees. Professional fees consist of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also incurred in to retain environmental professionals which assisted in the implementation of environmental protection policies and procedures for the LaiYeGou Coal mine and also for our thermoelectric plant operations. Fees paid to environmental professionals is expected to be an ongoing expense during the expansion of LaiYeGou and after new mining methods are put into operation and during the expansion of thermoelectric plant operations with construction of new boilers and conversion of existing heating plants to heat transfer stations.

Exploration. The $ 542,947 expense incurred in 2006 was the cost of geological exploration in search of a new coal field that could be mined. We did not incur such expenses in 2007.

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

For the three month period ended May 31, 2007 and 2006, general and administrative expenses were $ 479,619 and $ 497,015, respectively. Expenses listed above did not vary significantly and the decrease was primarily as a result of decrease in salaries and wages as a result of employees opting to take additional holiday time as a result of the Chinese New Year.

Finance Expense

For the six month period ended May 31, 2007 and 2006, finance expenses amounted to $ 929,193 and $ 62,909, respectively. Coal Group obtained a loan from the Agriculture bank amounting to $ 6,392,021. The loan assists in funding our working capital needs in Heat Power's operations and Coal Group's expansion of the LaiYeGou coal mine. The interest rate on this loan is 7.344% . Please refer to "Sources of Capital" below.

For the three month period ended May 31, 2007 and 2006, finance expenses amounted to $ 474,618 and $ 43,678, respectively. The increase was as a result of the loan Coal Group obtained as discussed above. Such loan was granted during the 3rd quarter ended in 2006.

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

For Heat Power, transportation of coal to our facility is provided by its supplier, Guanbanwusu.

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

Liquidity and Capital Resources

As of May 31, 2007 we had a working capital deficit of $ 11,745,890.

Not including funds required for expansion of our facilities, we estimate our cash requirements for the next 12 months Coal Group will require approximately $ 4,000,000 and Heat Power will require approximately $ 2,070,000, a total of $ 6,070,000 in order to cover our working capital needs.

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

Coal Group obtained further loans from the Agriculture bank amounting to $ 6,392,021. The terms and principle amount of the loans granted are as follows:

Term	Interest rate	Principle
Sep 26, 2006 to Sep 25, 2007	7.344%	2,301,128
Oct 19, 2006 to Oct 18, 2007	7.344%	1,534,085
Apr 11, 2006 to Apr 11, 2008	7.254%	2,556,808
Total		$ 6,392,021

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Cash Flows Operating Activities:

Our cash flows provided by operating activities were $ 649,576 and $ 4,792,710 for six month period ended May 31, 2007 and 2006, respectively. The following summarizes the inflow and outflow of cash for these periods:

	2007	2006
Net income	$ 1,159,736	$ 1,127,578
Decrease (increase) in accounts receivable	368,656	(203,948)
Increase in other receivables	(3,337,843)	(862,475)
Increase (decrease) in advances from customers	2,025,668	39,944
Increase in advances to suppliers	(1,228,974)	(2,613,268)
Decrease (increase) in inventory	85,869	(519,480)
Increase (decrease) in accounts payable	2,450,880	54,970
Other	(874,416)	7,769,389
Net Cash Provided By Operating Activities	$ 649,576	$ 4,792,710

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

Investing Activities:

Our cash consumed by investing activities were $ 989,162 and $ 7,473,476 for the six month period ended May 31, 2007 and 2006, respectively. The change was mainly attributed to the amounts expended on Heat Power's construction of its thermoelectric plant wherein construction in progress costs were subsequently transferred to fixed assets as the plant was completed September 2006. Construction in progress charges incurred were as a result of funding for Coal Group Laiyegou coal mine expansion and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant.

Financing Activities:

Our cash flows provided by financing activities were $ 157,761 and $ 4,474,750 for the six month period ended May 31, 2007 and 2006, respectively.

All land in the China belongs to the PRC. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and

Resource, a division of the PRC Government. In December 2005, Coal Group's mining right was assessed to be approximately $ 3,656,730 for a period of 14 years commencing November 2005. This mining right is regarded as an Intangible Asset to be amortized over a period of 14 years.

The payment schedule is as follows:

-	Installment	#1:	$1,105,830 due on or before December 1, 2006
-	Installment	#2:	$510,180 due on or before December 1, 2007

-	Installment	#3:	$510,180 due on or before December 1, 2008
-	Installment	#4:	$510,180 due on or before December 1, 2009
-	Installment	#5:	$510,180 due on or before December 1, 2010
-	Installment	#6:	$510,180 due on or before December 1, 2011

A total of $ 2,040,720 (Installment # 3-#6 of $ 510,180*4) has been allocated to long term obligations. As of May 31, 2007, we have depreciated a total of $ 444,901 and the net book value is $ 3,211,829.

A substantial portion of the cost of construction of the thermoelectric plant has been provided by shareholder loans. The outstanding balance of these loans at November 30, 2006 was $ 7,734,345. An additional $ 145,187 was advanced during the quarter ended May 31, 2007. The May 31, 2007 balance was $ 8,400,806.

All of these shareholder loans detailed below bear interest at 6.31% and are due on demand:

Zhiyang Guo		$ 1,269,842
WenHua Ding		521,274
Hangzhou Dayovan Group, Ltd.		4,890,520
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,719,170
	Total	$ 8,400,806

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

Seasonal Aspects

Coal Group's business is seasonal in that sales are particularly low in February up to mid March, due to the Chinese New Year holiday. During this time our business is closed for 2 weeks. As a result, sales in March are usually higher.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's 2nd fiscal quarter ended May 31, 2007, the Company's Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-QSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date:	July 13, 2007

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer,
Director & Secretary

/s/ WuSheng Liu
By:
WuSheng Liu
Chief Accounting Officer