Form 10QSB
period 2007-08-31
China Energy CORP
filed 2007-10-15
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

                                     | x |          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  |   |         No | x |

State issuer's revenue for its most recent fiscal year: $ 13,685,370 for the fiscal year ended November 30, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 15, 2007
Common Stock, $ 0.001 par value	45,000,000 shares

Transitional Small Business Disclosure Format (Check one):	Yes | |; No | x |

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

ITEM 1 . FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION

Consolidated Financial Statements AUGUST 31, 2007 (Prepared Without Audit)

CHINA ENERGY CORORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	Nine Months Ended	Year Ended
Current Assets:	August 31, 2007	November 30, 2006
	(Unaudited)	(Audited)
Cash	$1,202,818	$899,689
Notes and interest receivables	3,963,264	1,374,644
Accounts receivables	2,196,419	4,678,856
Other receivables	3,920,191	2,379,601
Advances to suppliers	3,395,382	303,533
Inventory	417,447	624,275
Total current assets	15,095,521	10,260,598
Fixed Assets:
Property, plant and equipment	23,092,866	21,731,353
Coal Mine	208,636	208,636
Construction in Progress	3,241,240	1,517,249
	26,542,742	22,426,643
Less accumulated depreciation and depletion	2,232,083	1,030,595
Net fixed assets	24,310,659	22,426,643
Other Assets:
Investment property, net accumulated depreciation of $ 54,599	1,733,334	1,762,833
and $ 25,100, respectively
Intangible asset, net accumulated amortization of $ 509,570 and	3,147,161	3,341,165
$ 315,566, respectively
Long term investment	214,861	228,064
Deferred charges	-	35,715
Total other assets	5,095,356	5,367,777
Total Assets	$44,501,536	$38,055,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	9,032,297	6,392,021
Accounts payable	4,021,991	3,237,443
Advances from customers	3,241,437	793,561
Accrued liabilities	1,431,692	1,560,385
Other accounts payable	2,090,887	2,774,380
Shareholder loans	6,574,868	7,734,345
Total current liabilities	26,393,172	22,492,135
Long Term Obligations	2,040,720	2,549,422
Total liabilities	28,433,892	25,041,557

Stockholders' Equity:
Common stock : authorized 75,000,000 shares of	45,000	45,000
$0.001 par value; issued and outstanding 45,000,000
Additional paid-in capital	10,596,408	8,655,805
Retained earnings	5,601,224	4,164,902
Statutory reserves	734,982	734,982
Other Comprehensive loss	(909,970)	(587,228)
Total Stockholders' equity	16,067,644	13,000,639
Total Liabilities and Stockholders' Equity	$44,501,536	$38,055,018

The accompanying notes are an integral part of these financial statements.

-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended August 31, 2007 and 2006
(Prepared Without Audit)

	Nine Months Ended August 31,		Three Months Ended August 31
	2007	2006	2007	2006
Revenue	$ 13,286,400	$ 10,107,351	$ 4,104,862	$ 4,276,132
Cost of Sales	9,158,026	4,427,163	3,608,947	1,867,163
Gross Profit	4,128,374	5,680,188	495,915	2,408,969

Expenses:
Selling	199,619	263,528	47,680	105,478
General and Administrative	1,413,366	1,508,511	477,130	434,818
Total expenses	1,612,985	1,772,039	524,810	540,296
Operating income (loss)	2,515,389	3,908,149	(28,895)	1,868,673

Other Income and Expense:
Other Income	175,889	-	94,546	-
Finance expense	(507,890)	(147,394)	(104,808)	(84,485)
Non operating income (expense)	(86,168)	(11,575)	(45,822)	4,682
Income (Loss) Before Income	2,097,220	3,749,180	(84,979)	1,788,870
Taxes

Provision for Income Taxes:
Current Provision	660,898	1,551,495	164,546	718,763

Net income	1,436,322	2,197,685	(249,525)	1,070,107
Other Comprehensive Income
Loss on foreign currency	(322,742)	(232,763)	(176,227)	(199,274)
Conversion
Total Comprehensive Income	$1,113,580	$1,964,922	$ (425,752)	$870,833
(Loss)
Income Per Share -
Basic and Diluted	$0.03	$0.05	$ (0.01)	$0.02
Weighted average number of	45,000,000	45,000,000	45,000,000	45,000,000
shares outstanding

The accompanying notes are an integral part of these financial statements.

-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
For the Nine Months Ended August 31, 2007 and 2006
(Prepared Without Audit)
	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	$ 1,436,322	$ 2,197,685
Charges not requiring the outlay of cash:
Depreciation and amortization	1,424,991	491,201
Company share of loss on equity investment	13,203	10,945
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	2,482,437	(374,680)
Increase in note receivables	(2,588,620)	(638,101)
Increase in other receivables	(1,540,590)	(1,993,415)
Increase in advances to suppliers	(3,091,849)	(2,751,258)
Decrease (Increase) in inventory	206,828	(252,160)
Increase in accounts payable	784,548	920,121
Increase in advance from customers	2,447,876	597,756
Increase (Decrease) in accrued liabilities	(128,693)	958,049
Increase (Decrease) in other accounts payable	(683,493)	3,316,101
Net Cash Provided By Operating Activities	762,960	2,482,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,361,513)	(126,347)
Increase in construction in progress	(1,723,991)	(1,998,802)
Decrease in deferred charges	35,715	-
Purchase of investment property	-	(1,787,935)
Net Cash Consumed By Investing Activities	(3,049,789)	(3,913,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions	1,940,603	-
Proceeds from notes payable	2,640,276	-
Repayments from to shareholders	(1,159,477)	(314,595)
Increase (Decrease) in long term liabilities	(508,702)	1,419,687
Net Cash Provided By Financing Activities	2,912,700	1,105,092

Exchange rate effect on cash	(322,742)	(232,763)
Net change in cash	303,127	(558,511)
Cash balance, beginning of period	899,689	1,931,249
Cash balance, end of period	$1,202,816	$1,372,738

The accompanying notes are an integral part of these financial statements.

-F4-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Prepared Without Audit)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of China Energy Corporation. ("the Company") as of August 31, 2007 and for the three and nine month periods ended August 31, 2007, and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended August 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2007.

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

	Nine Month Periods Ended August 31, 2007			Nine Month Periods Ended August 31, 2006
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	4,001,900	9,284,500	13,286,400	1,030,479	9,076,872	10,107,351
Intersegment revenues	-	-	-			-
Interest expense (income)	874,958	(367,068)	507,890	470,442	(323,046)	147,394
Depreciation & depletion	1,091,588	333,403	1,424,991	197,238	293,963	491,201
Segment profit (loss)	(529,203)	3,044,592	2,515,389	(980,232)	4,888,381	3,908,149

	August 31, 2007			August 31, 2006
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Segment assets	27,805,365	16,696,171	44,501,536	21,617,194	12,916,922	34,534,116
Expenditures for segment
assets:
Construction in progress	1,596,489	1,644,751	3,241,240	14,984,670	639,600	15,624,270
Other assets	-	5,095,356	5,095,356	-	5,456,086	5,456,086

-F5-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(Prepared Without Audit)

2.	SEGMENT REPORTING (CONTINUED)

	Three Months Ended August 31, 2007			Three Months Ended August 31, 2006
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	749,763	3,355,099	4,104,862	15,974	4,260,158	4,276,132
Intersegment revenues	-	-	-	-	-	-
Interest expense (income), net	194,160	(89,352)	104,808	434,393	(349,908)	84,485
Depreciation & depletion	377,606	104,927	482,533	(100,813)	235,472	134,659
Segment profit (loss)	(633,397)	604,502	(28,895)	(750,630)	2,619,303	1,868,673

3.	INTANGIBLE ASSET

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

The payment schedule is as follows:

-	Installment	#1:	$1,105,831 due on or before December 1, 2006
-	Installment	#2:	$510,180 due on or before December 1, 2007

-	Installment	#3:	$510,180 due on or before December 1, 2008
-	Installment	#4:	$510,180 due on or before December 1, 2009
-	Installment	#5:	$510,180 due on or before December 1, 2010
-	Installment	#6:	$510,180 due on or before December 1, 2011

A total of $ 2,040,720 (Installment # 3-#6 of $ 510,180*4) has been allocated to long term obligations. As of August 31, 2007, we have depreciated a total of $ 509,570 and the net book value is $ 3,147,161.

-F6-

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

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three and six month periods ended August 31, 2007 compared to August 31, 2006.

	Nine Month Period Ended August 31,
	2007	% Sales	2006	% Sales

Revenue	$13,286,400	100	$ 10,107,351	100
Cost of Sales	9,158,026	69	4,427,163	44
Gross Profit	$ 4,128,374	31%	$ 5,680,188	56%

Coal Group

For the nine month period ended August 31, revenues for Coal Group were $ 9,284,500 in 2007 compared to $ 9,076,872 in 2006. The $ 207,628 increase and any increase in our revenues are as a result of the escalating increase in demand in the market for coal, which in turn, allowing for the increase in price per ton of coal.

For the three month period ended August 31 revenues for Coal were $ 3,355,099 in 2007 compared to $ 4,260,158 in 2006. The $ 905,059 decrease was mostly attributed to slower summer months wherein the demand for coal which is used for heating is typically lower during June throughout September months.

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

Heat Power

For the nine month period ended August 31, revenues generated by Heat Power in 2007 were $ 4,001,900, compared to $ 1,030,479 in 2006. For the three month period ended August 31, revenues generated by Heater Power in 2007 were $ 749,763 compared to $ 15,974 in 2006. The increase for both periods was attributed to income generated from newly constructed thermoelectric plant in XueJiaWan completed September 2006.

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

For the nine month period ended August 31, 2007 and 2006, cost of sales increased, by $ 4,730,862 as a result of the change in the following expenses:

	Nine Month Period Ended August 31,
	2007	2006	Variance
Salaries	456,118	53,715	402,403
Operating supplies	236,724	24,633	212,091
Depreciation & depletion	1,171,839	205,063	966,776
Repairs	31,531	7,066	24,465
Coal & freight	6,967,425	3,957,837	3,009,588

Utilities	260,013	178,849	81,164
Other	34,376	-	34,376

Total	$9,158,026	$4,427,163	$4,730,863

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

For the three month period ended August 31, the increase of the cost of sales by $ 1,741,783 was primarily as a result of the increase in the price of coal, freight and salaries.

Selling Expenses

We expecting salaries and wages to remain relatively constant and do not expect to incur significant travel costs in the foreseeable future.

	Nine Month Periods Ended August 31,
	2007	2006	Variance

Salaries and wages	10,254	10,545	(291)
Travel	-	7,986	(7,986)
Sales tax and other expenses	189,365	244,997	(55,632)

Total Expenses	$199,619	$263,528	($63,909)

For the three month period ended August 31, 2007 and 2006, our selling expenses were $ 47,680 and $ 105,478, respectively. These expenses consisted only of salaries in the 2007 period.

General and Administrative Expenses

	Nine Month Periods Ended August 31,
	2007	2006	Variance

Office	274,487	111,399	163,088
Salaries and wages	267,629	137,519	130,110
Travel	246,272	182,825	63,447
Professional and other fees	124,193	12,993	111,200
Repairs	77,264	66,059	11,205
Exploration	58,453	701,373	(642,920)
Other expenses	1,310	6,195	(4,885)
Depreciation	363,758	290,148	73,610

Total Expenses	$1,413,366	$1,508,511	($95,145)

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

Travel. Travel expense increased as a result of training additional staff in our thermoelectric plant. Coal Group also incurred costs for training new employees in coal mine operation. We expect to incur training costs whenever new employees are hired.

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

Repairs. Repairs were made mostly to Coal Group's office building as the facilities required repairs after flooding occurred during the last quarter in 2006. As of the 2nd quarter ended, all repairs to our office building have been made. Additional repairs expenses were incurred for minor repairs made to the exterior of our office buildings and equipment.

Exploration. The $ 701,373 expense incurred in 2006 was the cost of geological exploration in search of a new coal field that could be mined. We did incurred $ 58,453 as a result of testing samples which were procured previously.

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

For the three month period ended August 31, 2007 and 2006, general and administrative expenses were $ 477,130 and $ 434,818, respectively. Expenses listed above did not vary significantly and the decrease was primarily as a result items noted above with the most significant decrease attributed to exploration efforts being more active in the 2006 period.

Finance Expense, net

For the nine month period ended August 31, 2007 and 2006, finance expenses amounted to $ 507,890 and $ 147,394, respectively. Coal Group obtained a loan from the Agriculture bank amounting to $ 6,392,021 as of the 2nd quarter ended. During the 3rd quarter, Coal Group obtained a further loan from the Boatou City Commercial Bank in the amount of $ 2,640,276. The loan assists in funding our working capital needs in Heat Power's operations and Coal Group's expansion of the LaiYeGou coal mine. Please refer to "Sources of Capital" below.

For the three month period ended August 31, 2007 and 2006, finance expenses amounted to $ 104,808 and $ 87,485, respectively. The increase was as a result of the loan Coal Group obtained as discussed above. The loan in the amount of $ 6,392,021 was granted during the 3rd quarter ended in 2006 and further loans were granted in the same period of 2007.

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

Liquidity and Capital Resources

As of August 31, 2007 we had a working capital deficit of $ 11,297,651.

Not including funds required for expansion of our facilities, we estimate our cash requirements for the next 12 months Coal Group will require approximately $ 3,750,000 and Heat Power will require approximately $ 5,625,000, a total of $ 9,375,000 in order to cover our working capital needs.

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

Coal Group obtained loans from the Agriculture and Baotou City Commercial Bank amounting to $ 9,032,297. The terms and principle amount of the loans granted are as follows:

Term	Interest rate	Principle
Sep 26, 2006 to Sep 25, 2007	7.344%	2,301,128
Oct 19, 2006 to Oct 18, 2007	7.344%	1,534,085
Apr 11, 2006 to Apr 10, 2008	7.254%	2,556,808
June 20, 2007 to June 19, 2008	9.855%	2,640,276
Total		$ 9,032,297

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Cash Flows Operating Activities:

Our cash flows provided by operating activities were $ 762,958 and $ 2,482,244 for nine month period ended August 31, 2007 and 2006, respectively. The following summarizes the inflow and outflow of cash for these periods:

	2007	2006
Net income	$1,436,322	$2,197,685
Decrease (increase) in accounts receivable	2,482,437	(374,680)
Increase in note receivables	(2,588,620)	(638,101)
Increase in other receivables	(1,540,590)	(1,993,415)
Increase in advances to suppliers	(3,091,849)	(2,751,258)
Increase in advances from customers	2,447,876	597,756
Decrease (increase) in inventory	206,828	(252,160)
Increase (decrease) in accounts payable	784,548	920,121
Other	626,006	4,776,296
Net Cash Provided By Operating Activities	$762,958	$2,482,244

Accounts Receivable. The collection of accounts receivables were substantially attributed to collection of user fees of heat supply of Heat Power. Coal Group's operations sales on account were also outstanding for less than 6 months.

Notes Receivable. Coal Group granted short term loans to 2 of its vendors. There are no terms of repayment on these loans and they may be offset against charges incurred by Coal Group for raw materials.

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

Investing Activities:

Our cash consumed by investing activities were $ 3,049,789 and $ 3,913,084 for the nine month period ended August 31, 2007 and 2006, respectively. The change was mainly attributed to the amounts expended on Heat Power's construction of its thermoelectric plant wherein construction in progress costs were subsequently transferred to fixed assets as the plant was completed September 2006. Construction in progress charges incurred were as a result of funding for Coal Group Laiyegou coal mine expansion and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant. Heat Power also purchased additional production equipment for thermoelectric plant operations.

Financing Activities:

Our cash flows provided by financing activities were $ 2,912,700 and $ 1,105,092 for the nine month period ended August 31, 2007 and 2006, respectively.

During the 3rd quarter ended 2007, we received $ 1,940,603 in capital contributions by 3 of our existing shareholders. Existing shareholder loans held b 3 of these shareholders were partially forgiven and converted to capital contributions.

The shareholder loans forgiven were as follows:

	Nov 2006	Aug 2007	Debt forgiven
Zhiyang Guo	1,226,253	732,676	(493,576)
Hangzhou Dayovan Group	4,792,347	4,046,222	(746,124)
Xinghe County Haifu Coal	1,715,745	1,267,332	(448,412)
Exchange rate effect	-	-	(252,488)
Total	7,734,345	6,046,230	$ (1,940,603)

We also obtained a shareholder loan from Wenhua Ding totaling $ 528,638 as of August 31, 2007 with the total shareholder loans, net of repayments to be $ 6,574,868 (6,046,230+528,638). All shareholder loans bear interest at 6.31% and are due on demand:

Coal Group obtained additional loans in the amount of $ 2,640,276 from the Boatou City Commerical Bank. Please see above "Sources of Capital".

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

Heat Power sales level relating to heat generation decreases from April through October as the climate in the region is high, reducing heating requirements.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's 3rd fiscal quarter ended August 31, 2007, the Company's Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

CHINA ENERGY CORPORATION
Date:	October 15, 2007

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

/s/ WuSheng Liu
By:
WuSheng Liu
Chief Accounting Officer