Form 10KSB
period 2007-11-30
China Energy CORP
filed 2008-03-14
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2007

  ☐ Transition report under Section 13 or 15(d) of the SecuritiesExchange Act of 1934 for the transition period from ____ to______.

Commission file number: 000-52409

CHINA ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0522950
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

6130 Elton Avenue, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number                            1-888-597-8899

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common	OTCBB
(Title of class)	(Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐           No ☒

State issuer’s revenue for its most recent fiscal year: $ 20,251,033 for the fiscal year ended November 30, 2007.

The Company’s common stock is listed on the OTCBB under the stock ticker symbol “CHGY”. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $ 7,026,356 as of March 13, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2007 was 45,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐;         No ☒

PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

·	general economic and business conditions, both nationally and in our markets,

·	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

·	our ability to implement our growth strategy,

·	anticipated trends in our business,

·	advances in technologies, and

·	other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

China Energy Corporation (“CEC” or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1 BUSINESS

We, China Energy Corporation (“CEC”), produce coal through our subsidiary Inner Mongolia Tehong Coal Group Co, Ltd. (“Coal Group”) and supply heating and electricity requirements throughout the XueJiaWan district through our subsidiary Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”). We acquired our subsidiaries on November 30, 2004.

Inner Mongolia Tehong Coal Group Co., Ltd. (“Coal Group”)

Coal Group produces coal from the LaiYeGou coal mine located in Erdos City, Inner Mongolia, People’s Republic of China. Its trade consists of production and processing of raw coal for domestic heating, electrical generation and coking purposes for subsequent steel production. The principal sources of revenue are generated from local heating power industry.

Coal Group produces approximately 500,000 tons of coal per year based on current levels of input and has the capacity of producing approximately up to 1,200,000 tons subject to enhancement of productions lines in the next 2 years. Coal Group is in the process of increasing its capacity.

The raw coal produced is non caking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation. It has low sulphur and low chemical emission which satisfies government environmental protection standards with heating capability of 6,800 -7,000 Kilocalories (“Kcal”).

The following consists of tonnage of coal produced and purchased from external sources in the past 5 years:

Year	Produced	External Sources
2003	235,322	20,936
2004	506,913 *	34,295
2005	612,739 *	100,358
2006	549,970 *	3,572
2007	459,055	132,764

* Production exceeded capacity of 500,000 tons produced per year as mentioned above as a result of increasing the levels of input and production capacity from 56 hour to 70 hour average work week.

Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”)

Heat Power currently supplies heating requirements throughout 120 hectares of the XueJiaWan district in XueJiaWan Town, Zhunger County with its newly constructed thermoelectric plant (“XueJiaWan Expansion”) and 4 heating plants previously used exclusively for heating supply operations and now being used as heat transfer stations. These plants are operated by Heat Power employees. In 2003, the Autonomous Region Planning & Reform Committee appointed Heat Power to establish a thermoelectric plant providing heating and electricity capable of expanding coverage in the area serving a larger population base.

Heat Power supplies heating to users directly and supplies electricity through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”). Heat Power will, therefore, be operating two processes, one for heating and one for co-generation of electricity supply.

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

Heat Power obtains its supply of powdered coal required to generate heat and electricity production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated, unassociated 3rd party. It also obtains its supply through various other coal mines in the area.

Pacific Projects Inc. (“PPI”)

On December 30, 2007, CEC acquired PPI, a Nevada company with no assets, liabilities, or equity. CEC holds 100% of the issued and outstanding shares of PPI, or 5,000 common shares with a par value of $ 0.001.

On December 31, 2007, PPI entered into a Trust Agreement with all the registered shareholders of Coal Group, and that of Heat Power, whereby under the terms of the Trust Agreement, all the shareholders are obligated to hold their interests in Coal Group and Heat Power (represented by their registered paid up capital contributions to date) in trust for PPI, for an 8 year term, extendable for another 5 more years. Coal Group is a wholly owned subsidiary of CEC and Heat Power is 51% owned by Coal Group and 49% owned by CEC.

PPI will raise adequate funding to convert Coal Group and Heat Power to Foreign Invested Enterprise (hereinafter referred to as “FIE”) eligible businesses wherein a FIE business license is issued. This new procedure was necessitated on account of change in laws in the People’s Republic of China (hereinafter referred to as the “PRC”) wherein all foreign companies incorporated outside the PRC having an interest in PRC domestic companies are required to purchase FIE business licenses for their wholly owned or controlled subsidiaries in the PRC.

On September 8, 2006, new regulations came into effect concerning the merger and acquisition of domestic PRC companies by foreign investors (herein referred to as the “New Regulations”) promulgated by the MOFCOM, and other regulatory departments.

Under the New Regulations, CEC is required to undergo an application process to convert Coal Group and Heat Power from domestic PRC companies to FIE’s wherein a FIE business license is obtained. In doing so, the acquisition of both the companies by CEC under the New Regulations is classified under a type of acquisition called “Equity Acquisition” wherein CEC, being the foreign investor, shall invest cash equity interest into both companies with the acquisition price to be determined by an asset valuation of both companies prepared by a PRC asset valuation company as approved by the MOFCOM. The asset valuation will be based on PRC generally accounting standards and not based on US GAAP. The acquisition price and hence asset valuation cannot exceed certain guidelines as mentioned below.

The registered paid up capital of Coal Group as of to date is 60 million RMB or approximately $ 8.5 million and 2.5 times this amount is $ 21.25 million. The 49% registered paid up capital of Heat Power (CEC’s total interest in Heat Power) as of to date is 24.5 million RMB or approximately $3.4 million and 2 times this amount is $ 8.6 million. The total acquisition price per company is capped per the following guidelines provided by the MOFCOM:

Registered paid up capital	Total Investment

Less that $ 2.1 million	Cannot exceed 1.43 times the amount of registered paid up capital
$ 2.1 to $ 5 million	Cannot exceed 2 times the amount of registered paid up capital
$ 5 million to $ 12 million	Cannot exceed 2.5 times the amount of registered paid up capital
More than $ 12 million	Cannot exceed 3 times the amount of registered paid up capital

Coal Group’s registered paid up capital is between $5 and $ 12 million and therefore the acquisition price under the New Regulations cannot exceed 2.5 times the registered paid up capital amount. Therefore upon granting of the FIE license, the CEC will be liable for no more than approximately $ 21.25 million given that no further capital contributions are made to Coal Group. Heat Power’s total registered paid up capital is approximately $ 7 million and therefore the acquisition prices cannot exceed 2.5 times the registered paid up capital amount. CEC’s interest in Heat Power is 49% and therefore the maximum acquisition price is approximately $ 8.6 million ($ 7 million * 49%*2.5) .

PPI intends to fund the acquisition price by funds raised pursuant to the Share Trust Agreement entered into on January 3, 2008 with Georgia Pacific Investments Inc. (hereinafter referred to as “GPI”) and Axim Holdings Ltd (hereinafter referred to “Axim”) wherein proceeds from the sale of the CEC’s shares held by Axim and GPI are to be allocated to purchase the FIE business license at the deemed acquisition price.

GPI holds 20,589,107 shares and Axim holds 10 million shares, total 30,589,107 shares, of which were obtained by control group shareholders of CEC.

From the sale of the 30,589,107 shares, all the net proceeds (gross proceeds less $0.20 per share accruing to the beneficial shareholders of Axim and GPI in proportion of ownership, less the brokerage commissions less expenses relating directly to the sale of the shares) shall be remitted to PPI to be used for funding of the acquisition price of the FIE business licenses mentioned above under the terms set out in the Trust Agreement.

Please refer to Exhibit 10.2 and 10.3. History and result of operations

CEC was incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to expand thermoelectric plants and networks in rural developments. CEC was a shell company until it entered into the Share Exchange Agreement to acquire its subsidiaries, Coal Group and Heat Power, on November 30, 2004.

Although CEC is the legal survivor of this acquisition and is the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States, the transaction was accounted for as a reverse merger, whereby Coal Group is considered the “acquirer” of CEC for financial reporting purposes as its shareholders control a majority of the post transaction combined company. Among other matters, this requires CEC to present in all financial statements and other public information filings, prior historical and other information of Coal Group, and requires a retroactive restatement of Coal Group historical shareholder investment for the equivalent number of shares of common stock received in the merger. Accordingly, our financial statements present the results of operations of Coal Group for the year ended November 30, 2004 and reflect the acquisition of November 30, 2004 under the purchase method of accounting. Subsequent to November 30, 2004, the operations of the Company reflect the combined operations of CEC and Coal Group.

Since the inception of Coal Group in 2000, its trade consists of production and processing of raw coal for both domestic heating and electrical generation purposes and acting as a brokerage in facilitating coal trade buyers and sellers. Our brokerage activities to date have been limited as our focus is on direct supply of raw coal.

Through Heat Power, we operate a thermoelectric plant 4 heat transfer stations and 3 boilers located in the XueJiaWan district in which we have a monopoly granted to us by the Inner Mongolia government.

For the years ended November 30, 2007 and 2006, we generated net income of $ 3,123,830 and $ 3,008,805, respectively.

Not including funds required for expansion of our facilities, we estimate our cash requirements for the next 12 months Coal Group will require approximately $ 4,900,000 and Heat Power will require approximately $ 4,600,000, a total of $ 9,500,000 in order to cover our working capital needs as follows:

	Coal Group	Heat Power
Materials	300,000	3,800,000
Labor/Overhead	2,800,000	700,000
Selling/Administrative expense	1,800,000	100,000
Total	$ 4,900,000	$ 4,600,000

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

Principal Products, Services and Their Markets

Coal Group

Acquisition of LaiYeGou Mine and Mining Right

The LaiYeGou mine was acquired in June 1999. Property acquisition in China is through 50 or 70 year lease and this is the only type of ownership permitted in China. We have leased the land surrounding the mine and the mine itself for a period of 50 years. Since acquisition of LaiYeGou in 1999, Coal Group’s activities has been coal production for the purpose of supplying raw materials to heating and power industries, retail customers and coking factories for steel production.

All land in China belongs to the PRC Government. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC Government. In December 2005, Coal Group’s mining right was assessed to be approximately $ 3,656,731 for a period of 14 years commencing November 2005. This mining right is regarded as an Intangible Asset to be amortized over a period of 14 years.

The payment schedule is as follows:

-	Installment #1:	$1,105,821 due on or before December 1, 2006
-	Installment #2:	$510,182 due on or before December 1 , 2007
-	Installment #3:	$510,182 due on or before December 1, 2008
-	Installment #4:	$510,182 due on or before December, 1, 2009
-	Installment #5:	$510,182 due on or before December 1, 2010
-	Installment #6:	$510,182 due on or before December 1, 2011

Coal Group has the option of forfeiting the mining rights without being obligated to make all future payments however would be required cease of all mining activities. Coal Group has no intention of ceasing its mining activities and will make future payments as scheduled. Coal Group has made installments # 1 and # 2 as noted above.

The LaiYeGou coal mine is an underground operation where current production is 500,000 metric tons per year. Occupying an area of 230.3 hectares (approximately 569 acres) at Dongsheng Coalfield near Dongsheng City, LaiYe Gou has established proven and probable reserves of 27.09 million tons. Based on 51% estimated mining recovery rate, we will produce 13.3 million tons of salable products with our present mining equipment. The product mined, is high quality, non-caking, coal that has low sulphur, low phosphorus and low ash contents which does not fuse together or cake when heated but burns freely and is used mainly for heating and electric power generation.

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

Note: Reserves are customarily stated in terms of “ore” when dealing with metalliferous minerals; when other materials such as coal, oil, shale, tar, sands, limestone, etc. are involved, an appropriate term such as “recoverable coal” may be substituted.

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

Continuous Reserve Coal:

These types of reserve and non reserve coal sampled are extrapolated to be continuous between sampling points of which may not be consistent.

Proven and Probable Reserves

The reserves in the LaiYeGou Coal Mine are as follows as of March 2005 in thousand ton units:

		Coal seam	Thermal	evelin%
			value ( BTU ) Qnet,d **	St,d **
Proven reserves	21,160	6-2	11002.42—12846.9 11535.55 (2)	0.16—0.22 0.19 (4)

Probable reserves	4,930	4-1	11436.66—11720.43 11578.55 (2)	0.28—0.33 0.31 (2)
		4-2 upper	12184.78—12455.65 12322.26 (2)	0.22 (2)
		4-2	11458.16—12644.82 11987 (2)	11458.16—12644.82 11987 (2)

Total reserve****	26,090

Insitu proven reserve consumed	6,590
Probable reserves***	4,939
Reserve currently developing *	14,570
Total	26,090

*	These reserves will be developed during our expansion of LaiYeGou.
**	The top figures represent maximum and minimum amount, and the bottom figure represents the average.
***	Probable reserves are assigned to existing facilities whereby existing infrastructure and equipment allows these reserves to be mined at current production levels.
****	Reserves are insitu (in the ground)

  The projected mine life of the Proven & Probable reserves at present production rates are as follows in thousand ton units:

Reserve	Amount	Mine	Recovery rate(%)	Remarks
		life(year)
Proven reserves	14,570	7	37%
Probable reserve	4,930			Cannot be mined under present production method

Total reserve	19,500	7

The projected mine life after the expansion is estimated to be as follows in thousand ton units:

Reserve	Amount	Life(year)	Recovery rate (%)
Proven reserves	14,570	10.4	75
Probable reserve	4,930	2.5	85
Total reserve	19,500	12.9

With the exception of reserves currently developing, all other reserves have been assigned to existing facilities and determined for sorting or for packaging of mixed coal. Coal is steam and non metallurgical and owned by Coal Group through right of land and use by 50 year lease granted by the Government. This is the only type of ownership permitted in the PRC.

Coal Specifications

The British Thermal Unit (“BTU”) per pound is 12,322.98. One BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by 1 degree Fahrenheit at its maximum density, which occurs at a temperature of 39.1 degrees Fahrenheit. One Btu is equal to approximately 251.9 calories or 1055 joules.)

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

Mining Method

We currently use the “Room & Pillar” production method of mining whereby rooms are cut into the coal bed leaving a series of pillars, or columns of coal, to help support the mine roof and control the flow of air. Rooms are 20-30 feet wide and the pillars up to 100 feet wide. As mining advances, a grid-like pattern of rooms and pillars is formed. When mining advances to the end of a panel or the property line, retreat mining begins. In retreat mining, the workers mine as much coal as possible from the remaining pillars until the roof falls in. When retreat mining is completed, the mined area is abandoned. Conventional mining method is used where the coal seam is cut, drilled, blasted and then loaded into trucks.

After reconstruction of Laiyegou coal mine, the “Long Wall” production of mining will be used whereby large rectangular blocks of coal are defined during the development stage of the mine and are then extracted in a single continuous operation. Each defined block of coal, know as a panel, is created by driving a set of headings from main or trunk roadways in the mine, some distance into the panel.

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

Mining Equipment and Employees

The following are the equipment used under the “Room and Pillar” mining method:

Equipment	Number	Capacity
Electric driller	6	127KW/hr
Ventilator	3	5.5KW/hr
Ventilator	1	2.2KW/hr
Loader	4	1.5 tons
Truck	30	6 tons

There are approximately 110 staff working in the mine under the supervision of one contractor, Wu Lingwen. We have an agreement with Wu Lingwen for a period of 3 years commencing March 1, 2006. Wu Lingwen under the agreement shall be responsible for all areas of production and processing.

Screening, Crushing and Loading Facilities

Our screening facilities consist of a filter which divides three types of coal according to customer specifications. We use manual screening method to filter the coal consisting of two screens of different filters and steel frame to support the facility.

We currently do not have crushing facilities as the use of “Room and Pillar” mining method does not require coal to be crushed or altered from its existing form.

We also do not have washing facilities and therefore do not incur losses of product from this process.

Our loading facilities consist of equipment leased by contractor. We require the use of 4 Loaders with the capacity of 1.5 tons each.

Transportation Infrastructure

Currently our customers provide their own transportation of goods from production to their desired location. There are however transportation challenges customers face where routes are inefficient however where the contract is granted through Government appointment, transportation is guaranteed from LaiYeGou coal mine to the final destination. Where contracts are privately arranged, transportation is arranged through hire of 3rd party transporters by customers. In some instances, coal is purchased by 3rd parties close in proximity to train stations where transportation to customer’s destinations is more efficiently arranged. However, transportation to destinations is limited to where routes are in place. Coal Group does not own any transportation equipment for the purpose of delivering its goods.

Resources and Utilities

The source of water for the mine is from Zhunger Keyuan Water Supply Co., Ltd, a public utility company owned by the Government. New pipelines were constructed and completed as of June 2007.

The source of power is provided by the Agricultural Power Supply Bureau, a public utility company owned by the Government. The current supply obtained is sufficient in meeting our needs however after the expansion is completed, we will require additional power supply. We have secured the supply of power with the Erdos Power Industry Bureau.

Other Exploration Projects

Coal Group is currently expending its exploration efforts in a nearby mine in Loasangou to test whether acquisition of this mine is commercially viable and a worthy investment. Coal Group has not obtained any mining rights and such rights can only be granted to registered owners of the mine. As of November 30, 2007, Coal Group has expended approximately $ 60,000 in exploration costs. These costs are not recoverable. To date Coal Group has not made any decisions to purchase this mine and is currently evaluating whether such an investment should be made at this time. Exploration efforts are contracted to Coalfield Geological Bureau.

Coal Group Markets

The main product of Coal Group is “Raw coal” or “Mixed coal” consisting of large, middle and powdered coal; accounting for more than 90% of our sales. Coal Group does not specifically sell large mass coal, median mass coal and powder coal unless it is requested by the customer.

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

Coal Group supplies approximately 100,000 tons to Inner Mongolia LiTai Coking Co. Ltd., located in Erdos City, WuRiTuGaoLe Town, Zhunger County, for coking purposes in connection with the production of steel.

Our current agreement with LiTai is effective January 1, 2007 whereby 100,000 tons of coal with a minimum heating capacity of 5,800 Kcal is to be supplied for a period of one year. LiTai shall be responsible for the transportation of the coal from LaiYeGou. We have a 20% investment in LiTai.

On November 22, 2006, LiTai received notification from the Zhunger County Environmental Protection Bureau (the “Protection Bureau”) to shut down its operations effective December 31, 2006 as a result of their findings of contamination of the water supply in the region. LiTai was fined approximately $ 12,500 and ordered to rectify the breach of environmental standards. LiTai will only be able to commence operations upon the inspection and approval from the Protection Bureau.

In January 2007, LiTai was notified by the Protection Bureau that its operations may be sustained so as long as efforts were underway to rectify the breach. LiTai made efforts to rectify the breach however as of December 1, 2007, the Protection Bureau shut down the operations of LiTai indefinitely. As of to date, LiTai is being liquidated.

Powdered Coal

Powdered coal is generally for the use of power stations for electricity and heat generation purposes. Coal Group supplies Zhejiang Fuxing Electric and Fuel Co., Ltd., which services the ZhejiangFuXing & JiangSu region with its electricity and heating generation needs.

Mixed Coal

The composition of mixed coal is classified into three specifications according to mass size. Coal is screened according to client’s request. Large mass coal is mainly for civil use, middle mass coal is mostly used in coking industry and powered coal is mainly used in electricity generating.

The size specifications and price per ton is as follows:

Type of Coal	Specification in Centimeters	Percentage Coverage	Unit Price Per Ton
Large mass coal	>20	30%	$ 26.83
Middle mass coal	1-20	40%	$ 24.39
Powered coal	<1	30%	$ 23.44

These specifications are similar for coal purchased from other companies.

Pricing

The following are annual production per ton and weighted average prices received in the past three years:

Year	Annual Production Per ton	Weighted Average Price
2003	235,321	$ 10.46
2004	506,913	$ 10.46
2005	612,739	$ 23.87
2006	549,970	$ 23.98
2007	459,055	$ 24.88

Contracts to be Awarded

Coal Group is targeting other power and electricity stations and in turn, increasing its production capabilities. Each year, the China Coal Industry Association convenes a supply and sale meeting whereby contracts to supply coal to power stations are awarded to suppliers based on levels of production.

As of the previous meeting held in 2007, Coal Group was classified as one of the top 20 coal producers and, as a result, will be awarded contracts to service various regions. The meeting attendees included National Planning and Reforming Committee, Railway Ministry Communication Ministry, National Electric Power Corporation, Coal Industry Association, and the Provincial Planning and Reforming Committee.

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

Phase 1: COMPLETED – Actual cost $ 80,000

Milestone:	Preparation
Work entails:	Select and assign a project team, procurement of machinery and equipment, finalize the financing plan, and provide training to the technical staff
Time to complete:	1 month (April 2006)

Phase 2: IN PROGRESS – Cost incurred to date approximately $ 4,379,645

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

3) Purchase of equipment
4) Equipment installation
Equipment installation includes equipment installation in the ground and under well.
Time to complete:	24 months (May 2006-June 2008)

Phase 3:

Milestone:	Trial operation completed
Work entails:	Perform inspection and acceptance of the project work
Time to complete:	2 months (June 2008-July 2008)

Costs and Funding

The cost for improvements consisting of construction costs including procurement of mining equipment are budgeted to cost $ 10,353,195.

Funding for this project will be financed through shareholder and bank loans.

Coal Group obtained loans from the Agriculture and Baotou City Commercial Bank amounting to $ 9,469,825 to assist in funding working capital needs. The terms and principle amount of the loans granted are as follows:

Term	Interest rate	Principle
September 29, 2007 to September 28, 2008	8.748%	2,435,098
October 25, 2007 to October 24, 2008	8.748%	1,623,399
March 27, 2007 to March 26, 2008	7.668%	1,352,832
April 24, 2007 to April 23, 2008	7.668%	1,352,832
July 8, 2007 to July 7, 2008	9.854%	2,705,664
Total		9,469,825

The remaining balance of $ 1,082,266 in our notes payable consist of obligaitons for mining rights due in annual installments as mentioned previously under "Acquisition of LaiYeGou Mine and Mining Right".
Costs totaling $ 10,353,195 are summarized as follows:

Item:		Cost
Engineering		2,126,988
Civil work		1,566,415
Equipment		2,510,317
Installation		860,415
Others		2,422,549
Engineering		664,073
Interest		202,439
		$ 10,353,195

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

Summary- Terms of the License Agreement

On July 29, 2003, Heat Power entered into a license agreement with the Government to supply heating requirements to Xuejiawan by transfer of 4 existing heating plants. The terms of the agreement are summarized as follows and Heat Power is to comply with the following:

·	Manage the 4 stations

·	Retain existing employees

·	Supply heating needs to all of Xuejiawan – total area of coverage was not noted

·	Report prices charged for heating

·	Construction of a new thermoelectric plant to provide heating and electricity to commence August 2003 for completion by October 15, 2004

An addendum to the license agreement stated that Heat Power was responsible for:

·	Providing heating requirements to Xuejiawan for Winter 2003

·	Prices charged for heating cannot be above the set standard as determined by the Government and any price charged about this standard shall require approval from the Government

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

The License agreement requires Heat Power to construct thermoelectric plants to provide heating directly to users and electricity through Electric Power Group, (a government owned enterprise) to Xuejiawan. The area of coverage was also not specified in the agreement however the area requiring service was approximately 120 hectares. Heat Power was to construct the thermoelectric plant by October 2004 and thereby replacing existing heating plants in operation. Please refer to section “Future operations –Thermoelectric Plant (120 Hectares of heating coverage)” below.

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

Current operations – Thermoelectric Plant (120 Hectares of heating coverage)

The thermoelectric plant was completed December 2005 and put into operation effective September 2006. Heating supply commenced in October and electricity supply commenced in September. The expansion has allowed for Heat Power has completed constructing this project where such expansion covers 120 hectares, allowing for a centralized heat and electricity supply in the area with 110,400,000 Mega Joules and 144,000 Megawatts, respectively generated per year.

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

Heat Power’s efforts to improve the efficiencies and reliability of the thermoelectric plant are as follows:

1.	Conversion of 4 heating plants (shut down as of June 2006) to heat transfer stations previously used in exclusive heat supply operations. These plants are to be linked to the thermoelectric plant for efficient and accurate distribution of heat supply. Construction commenced June 2006 and was completed November 2006. The cost of conversion is $ 40,000 including civil and construction costs. Equipment costs amount to $ 260,000.

2.	Conversion of 2 heating plants (currently in use for heating supply) to heat transfer stations also previously used for exclusive heat supply operations. Conversion will commenced June 2007 and was completed by October 2007. The cost of conversion is $ 100,000. The cost of converting these 2 heating plants is larger because of their size in comparison to the 4 heating plants mentioned above.

3.	Construction of a 3rd water boiler as a necessary supplement to ensure stable and reliable heat supply. Construction commenced July 2006 and was completed by October 2007. However the boiler is still undergoing testing. The cost is $ 2.83 million.

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

Capacity

The following is a comparison previous and of new facilities:

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

Government regulations

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

Tax Exemption

The Ministry of Finance and National Tax Administration Bureau has granted Value Added Tax (“VAT”) exemptions for heat supply industries operating in Inner Mongolia where VAT applicable on revenue or expenses will not be required to be remitted or withheld, respectively. The exemption is effective for fiscal years ended after completion of construction of the plants.

Expenses paid for construction are subject to VAT. Please see below “Taxation Rates”. Tax exemptions were granted mainly as a result of the government encouraging economic development in the area. XueJiaWan, prior to construction of the plants, did not have efficient methods of providing heating and electrical requirements to users, resulting in large amounts of raw material coal being consumed with very low levels of output of heating and electricity. Its plants allowed for a more efficient and effective means for distribution with a centralized heat and electricity supply throughout the area.

Heat Power Markets

Heat Power’s marketing efforts are solely devoted to obtaining heat supply monopolies and contracts with monopolized divisions for supply of electricity through the Inner Mongolian government and related city planning authorities. To obtain these monopolies, it must demonstrate that it can meet the following requirements:

1)	Reputation and operating history of the company. The company shall have a good reputation record, including never having been involved in illegal operations or default on payment of taxes.

2)	Production capability requirements. No operating history is requested, but the company shall have the capability to manage the heat supply station and enlarge its production capacity if needed.

The Government does not specify production capabilities, only that heat supply stations are operational.

3)	Reputation of directors and officers. The Company’s directors, supervisor or top management must obey “China Company Act” and the “Controlled Regulation of Artificial Person Registration”.

The following is an excerpt from China Company Act relating to the conduct of directors and officers:

“Item 147. If there is one of the following cases, person cannot be acted as director, or supervisor or official

	a.	one without capacity for civil affair action, or capacity for civil affair action is limited;

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

        If there is one of case stipulated in clause 1 of this item occurred during term of office, company should relieve of his or her position. ”

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

Subcontractors

Coal Group hires contractors to hire staff to work in the LaiYeGou coal mine. There is currently 1 contract hiring 110 employees.

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

Employees

Principal Business Office

Coal Group

Coal Group has a total of 34 full time employees, and 18 contracted staff to operate the LaiYeGou coal mine. The 34 employees fill positions in its Administration, Accounting, Sales, Finance & Securities, and Management department.

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

Heat Power

Heat Power has 260 full time employees filling positions in our Administration, Finance, Heat Station Management and Project Management Departments.

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

We are dependent on a few key personnel, being our officers and directors

We are substantially dependent upon the efforts and skills of our executive officers, WenXiang Ding, YanHua Li and Fu Xu. The loss of the services of any of the executive officers could have a material adverse effect on our business.

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

Our insiders, being the directors, officers own less than 1% and together with 5% shareholders own an aggregate of 75% of our outstanding shares. As a result, the insiders could conceivably control the outcome of matters requiring stockholder approval and could be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See "Principal Stockholders."

FORWARD LOOKING STATEMENTS

This Form 10KSB includes forward-looking statements which include words such as "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy" or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward looking statements, including those described in "Risk Factors". We urge you to be cautious of these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The 2 buildings are currently vacant with the exception of 3 floors which were previously occupied by 1 tenant which had a lease agreement effective September 2005 through September 2006. The agreement was signed with Deheng Assets and therefore the tenant was making payment to Deheng Assets and not Coal Group. The transfer of the lease agreement was formally made in November 2006 and Deheng Assets reimbursed Coal Group approximately $ 13,000 for the lease from September 2005 through September 2006. Coal Group renewed the lease agreement with the tenant for a period of one year effective September 2006 with a lease rate of $ 13,000 per annum. The lease has expired and the space is rented on a month to month basis. Coal Group will consider renovation plans for the buildings mid 2008.

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

Ownership & Previous Operations

The LaiYeGou mine was acquired in June 1999. The land in which the mine is located is leased for a period of 50 years from the PRC Government. As mentioned previously, land in China cannot be owned and the only form of ownership is by way of lease for a period of up to 50 years. A regulation we must comply with in order to keep the lease is the use of the land as specified in the business license. Any changes in use must be approved by the PRC Government.

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

Our telephone number and fax is 1-888-597-8899. The facility includes answering and English/Chinese translation services, EDGAR filing services, fax services, reception area and shared office and boardroom meeting facilities. This office is provided rent free by our President, Mr. Ding, and is kept in good condition. There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on December 1, 2007 the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age	Position	Period Serving	Term (1)

WenXiang Ding	53	CEO, President, Director,	December 1, 2007 – November 30,		1 year
		Secretary, Treasurer	2008

YanHua Li	51	Director	December 1, 2007 – November 30,		1 year
			2008

WuSheng Liu	45	CFO	December 1, 2007 – November 30,		1 year
			2008

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended November 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY Stockholders of Our Common Shares

Market Information. In May 2007, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “CHGY”.

As of September 30, 2007, there were approximately 350 holders of record (inclusive of brokerage house “street accounts”) of the Company’s Common Stock. The following table shows the high and low closing bid prices as quoted on the OTCBB for the fiscal quarters indicated and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2007	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$ 3.00	$0.51

Rule 144 Shares

A total of 45,000,000 shares of our common stock are available for resale in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

Stock Option Grants

On February 11, 2008, the Board of Directors approved the granting of options to purchase a total of 4,500,000 shares of common stock as described in the 2008 Stock Option Plan (the “2008 Plan”) to directors, officers, employees and consultants of the Company. The following is intended as a brief description of the 2008 Plan and is qualified in its entirety by the full text of the 2008 Plan which is attached as Exhibit 10.4.

Administration

The 2008 Plan will be administered by the Board of Directors. The Board of Directors may appoint a committee of the Board of Directors (the “Committee”) comprised of two or more of directors, each of whom will be a “Non-Employee Director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an “Outside Director” within the meaning of Section 162(m) of the Code, to administer the 2008 Plan. Subject to the terms of the 2008 Plan, the Board of Directors or the Committee may determine and designate those employees, directors and consultants to whom options should be granted and the nature and terms of the options to be granted.

Eligibility

All of our employees, including our executive officers and directors who are also employees, are eligible to participate in the 2008 Plan. Directors who are not employees, as well as our consultants and advisers, are eligible to receive options under the 2008 Plan, except that such persons may only receive non-qualified options. Additionally, options granted to non U.S. residents may also only receive non-qualified options.

Exercise of Stock Options

The exercise price per share for each option granted under the 2008 Plan shall be determined by the Board of Directors or the Committee. The price is payable in cash.

Subject to earlier termination upon termination of employment and the incentive stock option limitations as provided in the 2008 Plan, each option shall expire on the date specified by the Board of Directors or the Committee.

The options will either be fully exercisable on the date of grant or shall be exercisable thereafter in such installments as the Board of Directors or Committee may specify. Upon termination of employment or other service of an option holder, an option may only be exercised for a period of three months or, in the case of termination due to disability or death, a period of 12 months.

Transferability

Options granted under the 2008 Plan may not be transferred except by will or the laws of the descent and distribution and, during his or her lifetime, options may be exercised only by the optionee.

Certain Adjustments

In the event of any change in the number or kind of our outstanding common shares by reason of a stock dividend, stock split, recapitalization, combination, subdivision, rights issuance or other similar corporate change, the Board of the Committee shall make such adjustment in the number of common shares that may be issued under the 2008 Plan, and the number of common shares subject to, and the exercise price of, each then-outstanding option, as it, in its sole discretion, deems appropriate.

Amendment or Discontinuance

The Board may amend or discontinue the 2008 Plan, provided that no amendment may, without an optionee’s consent, materially and adversely affect any rights under any option previously granted to the optionee under the 2008 Plan. Additionally, the approval of our shareholders is required for any amendment that would:

  increase or decrease the number of common shares that may be issued under the 2008 Plan; or
  materially modify the requirements as to eligibility for participation in the 2008 Plan.

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

DESCRIPTION OF SECURITIES

Pursuant to our articles of incorporation, the total authorized capital is 200,000,000 shares with a par value of $0.001 per share, of which 45,000,000 were outstanding as of March 13, 2008.

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

Options:

On February 11, 2008, the Board of Directors approved the granting of options to purchase a total of 4,500,000 shares of common stock as described in the 2008 Stock Option Plan (the “2008 Plan”) to directors, officers, employees and consultants of the Company. Please refer to the above.

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
Balance Sheet Account	There is a risk of Change because?	How did we arrive at these estimates?	How Accurate have we been in the past?	How Likely to change in the future?

Accounts Receivable	We provide an Allowance For
 Doubtful Accounts (AFDA) based
 on the credit ratings of customers
 and age of the account.
 Uncollectible accounts are also
 written off, particularly when
 bankruptcy occurs. The allowance
 we provide is an estimate based on
 historical information and may not
 reflect current conditions as to
 whether the account may be
collectible.	AFDA are made on accounts older
than 1 years. It is common in the
industry for these accounts to be
considered current. Collection
mostly occurs within 1.5 years.
Accounts older than 1 years are
more at risk and the provision for
AFDA is heavily affected by these
risks.

			These estimates of AFDA have been accurate in the past.	This method of determining AFDA will likely not change as we have been able to collect the majority of accounts within 1.5 years.
Fixed Assets	We calculate our depreciation using
the straight line method based on
useful lives of the assets. The useful
lives of the asset could change due to
technical innovation and or other
factors and we may write off or write
	down obsolete assets.	The estimated lives of fixed assets are based on guidelines provided by Chinese tax authorities. These guidelines reflect the actual useful lives of the assets.	Our fixed assets currently being utilized last for the length of the lives we are using for depreciation.	We do not foresee any changes.
Accrued Liabilities (Income Tax)	We are subject to income taxes in
China. The determination of the tax
liability is based on calculations
which are further based on estimates
such as, for example allowances for
bad debt. These estimates may
change from time to time and the
final tax outcome may increase or
decrease our income tax expense
provision made.
Income tax provision is calculated
based on the statutory tax rate and
level of operating income.
Operating income is based on
various estimates we make
regarding the above mentioned
items which may differ from actual
results. This calculation is provided
monthly and instalments are made
toward the tax liability.
Our estimates currently have been in line with the actual assessment in our tax liability. Income tax provisions are calculated monthly.	Taxes payable calculations
are based on a fixed rate
which we do not foresee to
be changed. However, our
estimates may change from
time to time and this may
affect the income tax
provision. We may under or
over remit our instalments
based on how our estimates
differ from actual results.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; November 30, 2007 compared to November 20, 2006.

	2007	% Sales	2006	% Sales
Sales	$ 20,251,033	100%	13,685,370	100%
Cost of Sales	13,447,476	66%	5,752,276	42%
Gross Profit	6,803,557	34%	$ 7,933,094	58%

Coal Group

Sales for Coal Group were $ 14,625,907 in 2007 compared to $ 11,748,378 in 2006. The $ 2,877,529 increase was as a result of curtailing transportation limitations which resulted in a decrease in sales in prior years despite the increase in demand and price of coal. Coal Group secured contracts with customers which were equipped to transport their orders directly from the LaiYeGou coal mine. In previous years, transportation of coal products by customers proved to be difficult as roads were being reconstructed and a limited amount of transportation units were able to access the mine. With improved access points and securing contracts with customers with transportation units, we expect our sales to increase in line with demand and the increases in the price of coal.

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

Heat Power

Revenues generated by Heat Power were $ 5,625,126 in 2007 compared to $ 1,936,992 in 2006. The $ 3,688,134 increase was attributed to income generated for all of 2007 as opposed to only three months in 2006 as the plant was completed September 2006. The increase was also attributed to the increase in the prices of heat supply in response to increased cost of raw materials. Revenues generated are a function of Government regulation as the prices charged are approved by the Government. The Government reviews the pricing of heating from time to time as market conditions change. Also, the cost of raw materials being coal are also regulated by the Government as the price point which we obtain from suppliers is controlled as the Government ensures that such prices are affordable for utility companies. The incentive for the supplier to supply at such prices is that transportation routes are guaranteed and arranged by the Government, thereby saving transportation costs on part of the supplier. Such savings outweigh the reduction in the selling price for the supplier.

During 2007, Heat Power resolved various technical difficulties being the 1st year of operations which did not enable Heat Power to operate and thus generate sales based on optimal levels. With these issues being resolved, Heat Power expects to increase its revenues in 2008.

Cost of goods sold increased significantly by the Company increased, net by $ 7,695,200 as a result of the change in the following expense:

		2007		2006

Salaries		526,409		$ 629,797
Operating supplies		610,669		658,243
Depreciation and depletion		1,622,067		281,516
Coal		7,751,372		3,034,549
Cost of dynamite		473,091		310,304
Freight		758,188		827,827
Other costs		1,705,680		10,040

Total		$ 13,447,746		$5,752,276

The cost of coal increase significantly as Coal Group increased purchases from external sources. Heat Power also increased its consumption of coal as a result of operating the thermoelectric plant.

The following is a summary of the expenses we incurred during the period:

Selling Expenses
	2007	% Expenses	2006	% Expenses

Salaries and Wages	11,478	20	10,520	3
Travel	-	-	8,038	2
Repairs	-	-	16,882	5
Professional and other fees	43,576	76	307,636	88
Other expenses	1,911	4	7,227	2
Total expenses	$ 56,965	100	$ 350,303	100

Salaries and Wages. Additional staff was retained in our sales department for the purposes of establishing a marketing and transportation unit with the focus on market research and client relations and research to identify the most cost effective and efficient transportation avenues. This unit was established in 2005 and we intend on expanding this unit in the 2007 year as transportation limitations are a pending problem. As mentioned above, such problems attributed to the decrease in coal sales. Salaries for this department are expected to remain relatively stable.

Travel. We did not incur any travel expenses as we did not launch any market research initiates. Our efforts were locally based during the year.

Repairs. In 2006, repairs were made for maintenance of transportation equipment (trucks used to transport from coal mine to coal field).

Professional and other Fees. In 2006, professional fees consist of fees to retain professionals for the purposes of training our sales staff. This amount also includes sales taxes imposed. We incurred a significant portion of training costs in 2006 and expect future expense paid for such professionals to remain relatively constant to amounts incurred in 2007.

General and Administrative Expenses

	2007	% Expenses	2006	% Expenses

Salaries and Wages	309,770	17	344,515	20
Depreciation	462,934	25	409,724	24
Postage and office	89,316	5	203,352	12
Travel	161,146	9	382,561	22
Repairs	32,565	2	124,033	7
Professional and other fees	40,069	2	233,954	13
Other expenses	727,929	40	35,127	2
Total expenses	$ 1,823,749	100	$ 1,733,268	100

Salaries and Wages. In 2006 we retained technical staff in our Project Management department in Heat Power. We did not retain such staff in 2007. Services for these former employers were subsequently contracted out on a on a per job basis which was more cost effective.

Postage and Office. The 2006 balance consists of postings by our sales staff, promotional materials to potential customers as a result of the opening of operations of the thermoelectric plant, we incurred additional promotion, and entertainment costs as a result. As the thermoelectric plant was put into operation in 2007, promotional costs are expected to remain at 2007 levels.

Travel. Travel expense decreased as we did not attend trade conferences during the year. Also in 2006, we incurred additional travel costs for employees operating the thermoelectric plant for training. We expect to conduct our training on site.

Repairs. Minor repairs were made to mining equipment. The 2006 balance consists of repairs made to Coal Group’s office building as the facilities required repairs after flooding occurred.

Professional and other Fees. Professional fees in 2006 consist of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. We did not incur such fees in 2007. Fees were also paid to environmental professionals of which assisted in the implementation of environmental protection policies and procedures.

Interest Income (2007-$ 9,670 vs. 2006-$ 92,604), Interest Expense (2007-$707,588 vs. 2006-$354,502)

Interest income decreased substantially this year as a result of Heat Power’s operations conducted at the thermoelectric plant. Heat Power required working capital to fund overhead costs with a majority of such costs relating to technical support and testing of equipment used. Heat Power did not keep on had any term deposits as a result of the required working capital.

Interest expense increased as a result of loans obtained from the Agriculture and Baotou Commercial Banks as mentioned above in “Sources of Capital”.

Subsidy Income (2007 - $ 659,247)

Heat Power received government grants from the Zhunger Finance Department, Zhunger National Taxation Bureau for supplying heating to local secondary schools and for VAT exemptions for the period.

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

Coal Group:

Composition:	Pricing determined by:
Revenue: Selling price of coal	Government *
Fixed Costs:

Depreciation	Tax Bureau
Salary	Market
Welfare benefits, labor union expense and education expense	Government - Administration of Finance
Social insurance	Government - Administration of Finance
Vehicle insurance	Government - Administration of Finance
Utilities	Government - Local Price Bureau

Variable Costs:

Cost of coal	Market
Sales tax(9% of value-added tax payable)	Tax Bureau
Stamp duty tax	Tax Bureau
Repairs	Market
Entertainment & promotion	Market
Office	Market
Travel	Market
Freight	Market
Consultation and other	Market

*The government ensures that power plants obtain raw material coal at a reasonable price and therefore such selling price to power plants is regulated by the National Electric Power Co.

Laiyegou Coal Mine

Price Determined by:
Cost of Production:

Raw material:
Explosive material	Government - Local Price Bureau

Cost of sales:
Electricity	Government - Local Price Bureau
Transportation	Market
Loading	Market
Salaries	Market
Safety fund	Government - Coal Management Bureau
Overhead	Market

General and Administrative expenses:

Amortization	Tax Bureau
Salaries	Market
Welfare benefits	Government - Administration of Finance
Depreciation	Tax Bureau
Entertainment & promotion	Market
Electricity	Government - Local Price Bureau

Repairs	Market
Travel	Market
Conference	Market
Occupancy	Market
Research and development	Market
Advertising	Market
Labor union fees	Government - Administration of Finance
Employee education/training	Market
Labor protection fees/Social insurance	Government - Administration of Finance
Insurance	Market
Professional fees	Market

Selling expenses:

Travel	Market
Loading	Market
Custody charges	Market
Coal management	Coal Management Bureau
Site management	Market
Management fees	Market
Irrigation construction fund	Determined by the Administration of Finance
Auto	Market

Heat Power:

Composition:	Price Determined by:
Revenue: Selling price of Electricity	Government - Inner Mongolia Electric Power Co.,
Ltd.
Revenue: Selling price of Heating service	Government - Inner Mongolia Zhunger Pricing
Bureau
Expenses:

Cost of coal and freight	Market
Utilities	Government - Local Price Bureau
Repairs	Market
Salaries	Market
Welfare benefits	Market
Depreciation	Tax Bureau

To the best of management’s knowledge, we are subject to the following material laws and regulations:

Also refer to “Risks Relating to Our Business- Compliance and enforcement of environmental laws and regulations may cause us to incur significant expenditures and resources of which we may not have.”

China National Labor Laws

(Source- U.S. Department of State- Country Report on Human Rights Practices-2003 China). We are subject to the following labor laws and to the best of our knowledge, we are not in violation of any labor laws in effect.

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

Heating Pricing Regulated by Zhunger Pricing Bureau

The price charged to supply heating to XueJiaWan users is regulated and controlled by the Inner Mongolia Zhunger Pricing Bureau, a division of the Inner Mongolia Government. The pricing structure is approximately as follows per square foot:

1. Residential: $ 0.14 2. Commerce: $ 0.26 3. Office: $ 0.24

These prices are effective March 2, 2006 as stated on the Heating Price Standard issued by the XueJiaWan Town Zhunger County.

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

Compliance with Environment and Safety laws

Coal Group

The safety of Coal Group’s coal mine employees is governed under Coal Laws of China under the authority of the Coal Safety Production Bureau. Such laws coincide with application and maintenance of its business license obtained through the Department of Geology and Mineral Resources. Coal Group is required to pass random periodic safety inspections which check for gas and water seepage, ventilation, communication methods between in and outside of the mine, any breach of environmental laws and certifications of employees who work in the mine. Mine managers and staff must be trained and have mine management qualification certificate obtained through the Coal Safety Production Bureau. Mine managers on site perform daily safety inspections.

Government Environmental Protection Standards consists of the following categories:

1.	Environmental standard:

	a.	Standard for atmospheric quality (GB3095-1996).

	b.	Standard for groundwater quality (GB14848-93).

	c.	Standard for noise levels within city (GB3096-93).

2.	Contaminant discharge standard :

	a.	Standard for atmospheric contaminant (GB13223-2003).

	b.	Standard for discharge of sewage (GB8978-1996).

	c.	Standard for noise levels within factory boundary (GB12348-90).

	d.	Standard for atmospheric contaminant (GB16297-1996).

	e.	Control standard for storage of industrial rejected material and ash field pollution (GB18599- 2001).

Heat Power

Safety in Heat Power’s thermoelectric plant and heating plants are also regularly reviewed and monitored. On a quarterly basis, tests are preformed on pressure vessels, insulation, levels of toxicity and moisture, and overall operational efficiency by local Work Safe Labor Departments and Electric Power companies operated by the PRC.

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

Financial Measures:

1.        Achieve consistent sales levels of $ 14,000,000 each fiscal year.

Our sales are summarized as follows:

	Year Ended	Year Ended
	Nov 30, 2007	Nov 30, 2006
	(Audited)	(Audited)
Sales	$ 20,251,033	$ 13,685,370

2.	Cash flows generated from collection of accounts receivables and customer advances (unearned revenues) of $ 500,000 per month.

3.	Age of accounts receivable average 3 months.

It is common in the coal industry to consider accounts receivables within 1 year old to be current. This is a common perception not only in the industry in which we operate but also among other industries in China. The majority of our outstanding accounts are less than 6 months old.

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

Liquidity and Capital Resources Working Capital Needs:

As of November 30, 2007 we had a working capital deficit of $ 25,979,100.

Not including funds required for expansion of our facilities, we estimate our cash requirements for the next 12 months Coal Group will require approximately $ 4,900,000 and Heat Power will require approximately $ 4,600,000, a total of $ 9,500,000 in order to cover our working capital needs as follows:

	Coal Group	Heat Power
Materials	300,000	3,800,000
Labor/Overhead	2,800,000	700,000
Selling/Administrative expense	1,800,000	100,000
Total	$ 4,900,000	$ 4,600,000

We currently are able to sustain our working capital needs through profits we generate and bank and shareholder loans.

We anticipate sales will generate the cash flow from collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans to be sufficient to sustain our working capital needs. However we may require other sources of capital.

Sources of Capital:

Coal Group obtained loans from the Agriculture and Baotou City Commercial Bank amounting to $ 9,469,825 to assist in funding working capital needs. The terms and principle amount of the loans granted are as follows:

Term	Interest rate	Principle
September 29, 2007 to September 28, 2008	8.748%	2,435,098
October 25, 2007 to October 24, 2008	8.748%	1,623,399
March 27, 2007 to March 26, 2008	7.668%	1,352,832
April 24, 2007 to April 23, 2008	7.668%	1,352,832
July 8, 2007 to July 7, 2008	9.854%	2,705,664
Total		$9,469,825

The remaining balance of $ 1,082,266 in our notes payable consist of obligations for mining rights due in annual installments as mentioned previously under "Acquisition of LaiYeGou Mine and Mining Right".

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

Heat Power

The thermoelectric plant was put into operation September 2006. Heat Power does not intend to take on any other projects requiring substantial capital in the next 12 months.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Cash Flows Operating Activities:

Our cash flows provided by operating activities were $ 13,148,805 for 2007 and $ 1,963,397 for 2006. The following summarizes the inflow and outflow of cash for these periods:

	2007	2006
Net income	$ 3,123,830	$ 3,008,805
Increase in accounts receivable	(2,309,175)	(395,570)
Increase in customer advances	1,928,308	58,774
Decrease (increase) in advances to suppliers	1,199,215	(2,138,527)
Decrease (increase) in inventory	472,142	(448,036)
Increase in deferred income	1,664,841	-
Increase in other accounts payable	2,237,280	2,235,958
Other	(4,832,364)	(3,58,007)
Net Cash Provided (Consumed) By Operating Activities	$ 13,148,805	$ 1,963,397

Accounts Receivable. The increase in accounts receivable was mainly attributed to Heat Power’s operations. In the prior year, Heat Power had only generated income from approximately 2 months from thermoelectric operations as a result of completing construction in late 2006.

As a result of the increase in sales, Coal Group also generated more sales on account in 2007. It is common in the coal industry to consider accounts current if they are outstanding for 1 year. As of November 30, 2007, all of Coal Group’s accounts were outstanding for less than 6 months. The collection of accounts for users of our heating and electrical network varies from 4-6 months. As of November 30, 2007, approximately 78% of Heat Power’s accounts were outstanding for less than 6 months.

Customer Advances. The majority of customer advances received were from Heat Power’s users as a result of providing heat and hot water supply from newly constructed thermoelectric plant and boilers converted from previous operations. 2007 was the 1st full year of operations for Heat Power. Advances on sales of coal are also a normal business practice that ensures that the customer obtains Coal Group’s Product at the market price determined on the date of purchase.

Advances to Suppliers. Advances decreased in 2007 as in 2006, advances were made to suppliers of materials required for the construction and completion of Heat Power’s thermoelectric plant and construction was completed late 2006. Advances were also made for Coal Group’s Laiyegou coal mine expansion. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Inventory. The majority of the inventory relates to Heat Power’s supply of coal for use in thermoelectric operations. Heat Power had on reserve coal which was purchased in 2006 in anticipation of 2007 level of operations in which such materials were not required to be replenished in 2007 and hence the decrease during the year. Inventory also consists of operating supplies used in coal mine operation.

Other Accounts Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees. The increase was mainly attributed to the increase in amounts relating to a hold back fee on 5-10% of the value of materials used in Heat Power’s construction of the thermoelectric plant to be held back for the duration of the warranty period. Upon expiration the holdback fee is payable to the vendors.

Deferred income. These amounts consist of Heat Power’s receipt of reimbursements from various real estate development companies for the costs of constructing pipelines to connect to rural areas being developed. The income will be recognized based on a 10 year straight line depreciation of equipment used in thermoelectric plant operations.

Investing Activities:

Our cash consumed by investing activities were $ 13,721,760 in 2007 and $ 6,300,920 in 2006. Heat Power procured various fixed assets necessary for the thermoelectric plant and the decrease in construction in progress was as a result of amounts subsequently transferred to fixed assets as the plant was completed September 2006. Construction in progress charges increased as a result of funding for Coal Group Laiyegou coal mine expansion and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant.

The Company has investments in three other companies, as follows:

                  Litai Coking Co. Ltd.                                                     $    210,394
                  CianHanWuSu Coal Mine                                              1,758,682
                  Inner Mongolia Tehong Biology Co. Ltd.                   1,893,965
                                                                                                              3,863,041

Litai Coking Co. Ltd. is a customer of the Company owned coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. This resulted in a $17,670 loss in the 2007 year, and a $2,984 loss in the 2006 year, which are included in nonoperating expense on the statement of income. The other two investments were made for long term strategic purposes.

The Company has also made loans to several companies for strategic purposes. These are included in long term notes receivable. One of the notes receivable ($1,163,436) is with Inner Mongolia Tehong  Biology Co. Ltd.

In August 2005, Coal Group entered into and agreement with Deheng Assets Management Co., Ltd. (“Deheng Assets”) to purchase 2 office buildings located at Building 3 in Hongqi Street in Hohhot City (Property Certificate No. 2003001090) and Building 8 in Hongqi Street in Hohhot City (Property Certificate No. 2003002197). The purchase price was approximately $ 1,625,125 and has been paid in full from shareholder loans and bank loan obtained from the Agriculture Bank as mentioned herein. Other costs incurred were for property transfer taxes, real estate agent fees and legal fees which amounted to approximately $ 162,810 for a total of $ 1,787,935. Coal Group intends to hold this property as an investment and currently has no plans for improvements to this property. Coal Group plans to lease the units for commercial use.

Financing Activities:

Our cash flows provided from financing activities were $ 2,102,429 in 2007 and $ 3,948,971 in 2006.

All land in the China belongs to the PRC. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC Government. In December 2005, Coal Group’s mining right was assessed to be approximately $ 3,656,731 for a period of 14 years commencing November 2005. This mining right is regarded as an Intangible Asset to be amortized over a period of 14 years.

The payment schedule is as follows:

-	Installment #1:	$1,105,821 due on or before December 1, 2006
-	Installment #2:	$510,182 due on or before December 1 , 2007
-	Installment #3:	$510,182 due on or before December 1, 2008
-	Installment #4:	$510,182 due on or before December, 2009
-	Installment #5:	$510,182 due on or before December 1, 2010
-	Installment #6:	$510,182 due on or before December 1, 2011

Coal Group made payment of installment #1 during 2006 and during 2007, made payments totaling $ 926,023.

Coal Group also obtained additional loans from the Agriculture and Baotou Commercial Bank to fund working capital needs as mentioned above in “Sources of Capital”.

A substantial portion of the cost of construction of the thermoelectric plant has been provided by shareholder loans. The outstanding balance of these loans at November 30, 2006 was $7,734,345.

Repayments during the year totaled $1,524,373 and interest of $ 392,756 was accrued on these loans. The remaining balance at November 30, 2006 was $ 6,602,727.

All of these shareholder loans detailed below bear interest at 6.31% and are due on demand:

Ordos City YiYuan Investment Co. Ltd.		$ 801,944
Hangzhou Dayovan Group, Ltd.		4,416,331
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,384,452
	Total	$ 6,602,727

Material Commitments

We are committed to payment of bank loans, shareholder loans and payment of mining rights as mentioned above. Our expansion plans for the LaiYeGou mine will require approximately $ 10,353,195. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

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

NOVEMBER 30, 2007

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors – China Energy Corporation

I have audited the accompanying consolidated balance sheet of China Energy Corporation as of November 30, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended November 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Energy Corporation as of November 30, 2007 and the results of its operations and cash flows for the years ended November 30, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey, Certified Public Accountants

March 12, 2008 Wayne, New Jersey

-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEET
November 30, 2007

ASSETS
Current Assets:
Cash	$ 1,478,264
Accounts receivable	3,683,819
Advances to suppliers	1,180,386
Other accounts receivable	914,451
Inventory	152,133
Total current assets	7,409,053
Fixed Assets:
Plant property, and equipment	26,251,940
Construction in progress	7,297,380
Total fixed assets	33,549,320
Less accumulated depreciation and depletion	2,600,080
Net fixed assets	30,949,240
Other Assets:
Investment property, net of depreciation of $ 62,850	1,725,083
Intangible asset, net of amortization of $ 544,155	3,112,576
Long term investment	3,863,041
Long term notes receivable	4,790,483
Deferred charges	487
Total other assets	13,491,670
Total Assets	$51,849,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$10,552,091
Accounts payable	6,745,522
Advances from customers	2,721,869
Accrued liabilities	1,754,284
Shareholder loans	6,602,727
Other accounts payables	5,011,660
Total current liabilities	33,388,153

Long Term Obligations	1,623,399

Deferred Income	1,664,841

Stockholders’ Equity:
Common stock: authorized 200,000,000 shares of $.001 par value;	45,000
45,000,000 issued and outstanding
Additional paid-in capital	8,655,805
Retained earnings	6,820,157
Statutory reserves	1,203,557
Other comprehensive loss	(1,550,949)

Total stockholders’ equity	15,173,570
Total Liabilities and Stockholders’ Equity	$51,849,963
The accompanying notes are an integral part of these financial statements
-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended November 30, 2007 and 2006

	2007	2006
Revenue	$20,251,033	$13,685,370
Cost of sales	13,447,476	5,752,276

Gross profit	6,803,557	7,933,094

Administrative and selling expenses	1,880,714	2,083,571
Other operating expenses	58,775	770,639
Total expenses	1,939,489	2,854,210

Operating income	4,864,068	5,078,884

Other income (expense):
Interest income	9,670	92,604
Interest expense	(707,588)	(354,502)
Nonoperating income	141,973	10,927
Nonoperating expense	(116,774)	(145,631)
Subsidy income	659,247	-

Income Before Income Taxes	4,850,596	4,682,282
Provision for Income Taxes	1,726,766	1,673,477

Net Income	3,123,830	3,008,805
Other Comprehensive Income:
Loss on foreign currency conversion	(950,899)	(600,050)
Total Comprehensive Income	$ 2,172,931	$ 2,408,755

Net Income per share -
Basic and Diluted	$.07	$.06

Weighted average number of shares outstanding	45,000,000	45,000,000
The accompanying notes are an integral part of these financial statements

-F3-

		CHINA ENERGY CORPORATION
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Years Ended November 30, 2007, and 2006

						Other
	Common Stock		Additional	Retained	Statutory	Comprehensive
	Shares	Amount	Paid in Capital	Earnings	Reserves	Income	Total

Balance, November 30, 2005	45,000,000	$ 45,000	$8,655,805	$ 1,607,417	$ 283,662	$ 42,958	$ 10,634,842

Net income for period				3,008,805			3,008,805
Other comprehensive income	-	-	-	-	-	(643,008)	(643,008)
Allocation of statutory reserve	-	-	-	(451,320)	451,320	-	-
Balance, November 30, 2006	45,000,000	45,000	8,655,805	4,164,902	734,982	(600,050)	13,000,639

Net income for period				3,123,830			3,123,830
Other comprehensive income	-	-	-	-	-	(950,899)	(950,899)
Allocation of statutory reserve	-	-	-	(468,575)	468,575	-	-

Balance, November 30, 2007	45,000,000	$ 45,000	$8,655,805	$ 6,820,157	$1,203,557	$(1,550,949)	$ 15,173,570
	The accompanying notes are an integral part of these financial statements

-F4-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	$ 3,123,830	$ 3,008,805
Charges not requiring the outlay of cash:
Depreciation and amortization	1,847,819	691,240
Equity interest in loss of investment company	17,670	10,586
Loss on sales of fixed assets	264	-
Changes in assets and liabilities:
Increase in accounts receivable	(2,309,175)	(395,570)
Increase in customer advances	1,928,308	58,774
Increase in other receivables	(610,918)	(156,252)
Decrease (Increase) in advances to suppliers	1,199,215	(2,138,527)
Decrease (Increase) in inventory	472,142	(448,036)
Receipt of deferred income	1,664,841	-
Increase in accounts payable	3,508,079	2,559,135
Increase in accrued liabilities	181,077	1,178,970
Increase in other accounts payable	2,237,280	2,235,958
Increase in notes receivable	(111,627)	(4,641,686)
Net Cash Provided By Operating Activities	13,148,805	1,963,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	-	(1,787,935)
Purchases of computers, automobiles, and equipment	(3,783,188)	(16,620,103)
Increase in construction in progress	(6,343,383)	12,108,219
Proceed of sales of fixed assets	22,230	-
Decrease (Increase) in deferred charges	35,228	(1,101)
Increase in long term investments	(3,652,647)	-
Net Cash Consumed By Investing Activities	(13,721,760)	(6,300,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing of mining rights	-	2,549,422
Borrowing under short term notes	4,160,070	5,153,021
Purchase of intangible asset	-	(3,656,731)
Repayment of advances from shareholders	(1,131,618)	(96,741)
Repayment of long term obligations	(926,023)	-
Net Cash Provided By Financing Activities	2,102,429	3,948,971
Exchange rate effect on cash	(950,899)	(643,008)
Net Change in Cash Balances	578,575	(1,031,560)

Cash balance, beginning of period	899,689	1,931,249
Cash balance, end of period	$ 1,478,264	$ 899,689
The accompanying notes are an integral part of these financial statements
-F5-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

ORGANIZATION and BUSINESS 1. Organization of the Company

China Energy Corporation (Energy) is a Nevada corporation, formed October 11, 2002 as Omega Project Consultations, Inc. The name was changed to China Energy Corporation on November 3, 2004. On November 30, 2004, Energy acquired all of the equity interests of Inner Mongolia Tehong Coal Group Co., Ltd. (Coal Group) a corporation organized under the laws of the People’s Republic of China (China), in return for shares of common stock. This acquisition has been treated in substance as a capital transaction; it was accounted for as a reverse merger, a procedure that treats the transaction as though Coal Group had acquired Energy.

Historical financial and other information of Coal Group will be presented in all public filings. Under the accounting for a reverse merger, the assets and liabilities of Energy, which were nil at the time, were recorded on the books of Coal Group, the continuing company, and the stockholders’ equity accounts of Coal Group were reorganized to reflect the shares issued in this transaction.

The accompanying consolidated financial statements include the effect of the acquisition on the financial position of Coal Group and the results of its operations. The consolidated statements of income for the years ended November 30, 2005 and 2004 are based on the historical statements of operations of Coal Group and its subsidiary for those periods.

Business

Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003. Coal Group owns a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving a large customer base in the Inner Mongolia District. The principal customer of the coal mine is a nearby coking factory. The Company does not view this concentration as a significant risk.

A wholly owned subsidiary of Coal Group, Inner Mongolia Zhunger Heat Power Co., Ltd. (Heat Power), a China Corporation, supplies heating and electricity to a portion of the XueJaiWan area of the Inner Mongolia District.

-F6-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

1. ORGANIZATION and BUSINESS (CONTINUED)

During 2003, Heat Power was granted a license, which constitutes a monopoly, to supply heating to the entire XueJiaWan area. To provide for this requirement, construction began in 2004 on a thermoelectric plant, which was completed in September 2006. This facility produces heat as a byproduct of power generation and has replaced the facilities which have produced heating. The electricity is sold to a local government agency which supplies the electricity needs of the XueJiaWan area. Coal to power this thermoelectric plant comes from a local coal mine with which Heat Power has a supply contract. Energy does not believe this concentration constitutes a significant risk.

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

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term receivables, advances to suppliers, accounts payable and accrued liabilities, advances from customers, and short term loans payable. These instruments are denominated in the currency of China. At November 30, 2007, Company cash balances were on deposit at financial institutions in China.

-F7-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recognition Of Revenue

Revenue is realized from sales of products. Recognition occurs upon delivery. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between the buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, receivables and advances, accounts payable, accrued liabilities and amounts due on short term loans, approximate their fair values at November 30, 2007.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with lives of five years for electrical and office equipment, ten years for transportation equipment, and 45 years for buildings.

The cost of the coal mine is being written off by depletion charges as coal is extracted. Cost per ton has been calculated using a geological study to estimate the total quantity of coal available in the mine; depletion charges are calculated by multiplying the cost per ton by the quantities of coal extracted during each period. Costs include the original purchase price of the mine plus costs of mine improvements, principally the cost of road building. Depletion charges have not been significant, because of the low cost of the mine.

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

-F8-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis. At November 30, 2007 inventories consisted solely of operating supplies.

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

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. There were no advertising expenses in 2007 and 2006.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income (loss) per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all years reflected in the accompanying financial statements.

Segment Reporting

Management accounts for the operations of the Company in two segments: Coal Group and Heat Power.

-F9-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign Currency Translation

All Company assets are located in the Peoples Republic of China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi). They are translated into US dollars as follows:
(a) Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;
(b) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and,
(c) Revenues and expenses, at the average rate of exchange for the year.
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

-F10-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

3. RELATED PARTY TRANSACTIONS

A substantial portion of the cost of construction of the thermoelectric plant was provided by shareholder loans. The outstanding balance of these loans at November 30, 2006 was $7,734,345. These loans were reduced by $1,524,373 during the 2007 year. Interest of $392,756 accrued on these loans and was added to the outstanding balance. The remaining balance at November 30, 2007 was $6,602,727.

All of these shareholder loans detailed below bear interest at 6.31% and are due on demand:

Ordos City YiYuan Investment Co., Ltd.		$ 801,944
Hangzhou Dayovan Group, Ltd.		4,416,331
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,384,452
	Total	$ 6,602,727

4. ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $1000.

-F11-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

5. ADVANCES TO SUPPLIERS

As is customary in China, the Company has made advances to its suppliers. At November 30, 2007, advances had been made to 43 suppliers; these advances totaled $1,180,386. There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

6. OTHER ACCOUNTS RECEIVABLE

Other accounts receivable is composed of the following:

Loans to suppliers and other associated firms		$ 136,510
Deposit funds to secure agreements		405,850
Employee expense advances		66,238
	Total	$ 608,598

7. LONG TERM INVESTMENT

The Company has investments in three other companies, as follows:

Litai Coking Co. Ltd.	$ 210,394
CianHanWuSu Coal Mine	1,758,682
Inner Mongolia Tehong Biology Co. Ltd.	1,893,965
$ 3,863,041

Litai Coking Co. Ltd. is a customer of the Company owned coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. This resulted in a $ 17,670 loss in the 2007 year, and a $2,984 loss in the 2006 year, which are included in nonoperating expense on the statement of income. The other two investments were made for long term strategic purpose.

The Company has also made loans to several companies for strategic purposes. These are included in long term notes receivable. One of the notes receivable ($1,163,436) is with Inner Mongolia Tehong Biology Co. Ltd.

8. SHAREHOLDER LOANS

The shareholder loans are due on demand and bear interest at 6.31% .

9. NOTES PAYABLE

The Company is obligated under five bank loans and one obligation for the acquisition of coal mining rights. The bank loans all have terms of one year; they bear interest and have due dates as indicated below. The coal mining rights were acquired during 2006 for a total price of $3,656,731, payable over a six year period without interest; the unpaid balance at November 30, 2007 was $2,705,665. Relevant terms of these debt obligations are presented below.

	Short Term	Long Term	Total
Bank loan, due 7/7/08, with interest at 9.854%	$ 2,705,664	$ -	$ 2,705,664
Bank loan, due 9/28/08, with interest at 9.854%	2,435,098	-	2,435,098
Bank loan, due 10/24/08, with interest at 9.854%	1,623,399	-	1,623,399
Bank loan, due 3/26/08, with interest at 9.854%	1,352,832	-	1,352,832
Bank loan, due 4/23/08, with interest at 9.854%	1,352,832	-	1,352,832
Obligation for mining rights, due in annual installments through 2011 of 541,000, without interest	1,082,266	1,623,399	2,705,665
Total debt	$10,552,091	$ 1,623,399	$12,175.490

10. SEGMENT REPORTING

The Company is made up of two segments of business, Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing hot water and electricity for use by residents and businesses of a local community. Each of these segments is conducted in a separate corporation and each functions independently of the other.

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

-F12-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007

10. SEGMENT REPORTING (CONT’D)
Significant financial statement amounts are presented below, by segment.

Summary of Segment Operations
For the Years Ended November 30,
	2007			2006
	Heat Power	Coal Group	Total	Heat Power	Coal Group	Total
Sales to external
customers	$ 5,625,126	$14,625,907	$20,251,033	$ 1,936,992	$ 11,748,378	$ 13,685,370
Interest income	9,670	-	9,670	48,254	44,350	92,604
Interest expense	399,294	308,294	707,588	113,240	241,263	354,502
Depreciation and
amortization	1,465,087	344,982	1,810,069	16,282	674,958	691,240
Segment profit
(loss)	(634,699)	5,126,470	4,491,771	(428,106)	5,506,989	5,078,883
Significant noncash items:
Segment assets	29,799,848	20,325,000	50,124,848	21,554,020	14,738,165	36,292,185
Assets not allocable to segments			1,725,083			1,762,833
Expenditures for segment assets:
Construction
in progress	2,950,021	4,379,645	7,329,666	786,151	731,098	1,517,249
Other assets	-	7,742,062	7,742,062	-	5,367,777	5,367,777

-F13-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

11. EXPENSES

Major items included in the operating expenses reported on the statements of operations for the years 2007 and 2006 are detailed below:

	Selling Expenses		General and Administrative Expenses
	2007	2006	2007	2006
Salaries and wages	$ 11,478	$ 10,520	$ 309,770	$ 344,515
Depreciation	-	-	462,934	409,724
Postage and office supplies	-	-	89,316	203,352
Travel	-	8,038	161,146	382,561
Repairs	-	16,882	32,565	124,033
Professional and other fees	43,576	307,636	40,069	233,954
Other expenses	1,911	7,227	727,949	35,129

Total expenses	$ 56,965	$ 350,303	$1,823,749	$1,733,268

Details of the cost of goods sold of 2007 and 2006 are as follows:

			2007	2006

Salaries		$ 526,409		$ 629,797
Operating supplies		610,669		658,243
Depreciation and depletion		1,622,067		281,516
Coal		7,751,372		3,034,549
Freight		758,188		827,827
Cost of dynamite		473,091		310,304
Other costs		1,830,165		10,040

Total		$13,571,961		$5,752,276

12. OTHER OPERATING EXPENSE

The $58,775 expense of 2007 and $770,639 of 2006 was the cost of geological exploration in search of a new coal field that could be mined.

-F14-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest during the 2007 period totaled $624,305; cash paid for interest during the 2006 period was $353,281. There was $734,485 paid for income taxes during 2007 and $1,819,771 paid during 2006. There was no interest paid on the shareholder loans during either 2007 or 2006; during 2006, all of this interest was capitalized.

14. INCOME TAXES

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued. In China, the Company files tax returns for Heat Power, Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. During 2007 and 2006, taxes accrued for the coal mine. Net operating losses were reported on the other tax returns. The laws of China permit the carryforward for a period of five years of net operating losses. At November 30, 2007, the Chinese entities had net operating losses of $1,296,004 available for future use. If not used, these carryforwards will expire as follows:

2008	325,489
2009	177,778
2010	142,843
2011	1,118,226
2012	1,076,172

Under SFAS No. 109, “Accounting for Income Taxes”, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Deferred tax assets	$ 511,291
Valuation allowance	511,291
Balance recognized $	-

Chinese law provides that losses cannot be carried forward unless approved by the taxing authority. Included in the 2004 losses is a provision for write off of coal inventory of $1,454,663 which had occurred in prior years but not deducted in those years. An application for approval of these losses has been submitted to the taxing authorities, but a response has not yet been received. If this loss is not approved, it is unlikely that any of the loss carry forwards would be available.

-F15-

CHINA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

15. CONTINGENCY

China has enacted legislation which appears to restrict the ability of entities considered foreign to China to have ownership interests in operating companies located in China. The Company is one such foreign owner of Chinese operating companies. The Company has taken steps to avoid any adverse impact of this legislation. Company attorneys, both in China and North America, have advised that the Company continues to enjoy the benefits of ownership of its two Chinese operating companies.

 As is traditional in China, except for auto coverage, Coal Group and Heat Power do not carry insurance.

16. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncement to have a significant effect on the Company’s results of operations, financial position or cash flows.

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

ITEM 8B. None.	OTHER INFORMATION
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

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

Name	Position	Period Serving	Term (1)

WenXiang Ding	CEO, President, Director,	December 1, 2007 – November 30,	1 year
	Secretary, Treasurer	2008

YanHua Li	Director	December 1, 2007 – November 30,	1 year
2008

WuSheng Liu	CFO	December 1, 2007 – February 20,	See below
2008

Fu Xu	CFO	February 20, 2008 – November 30,	See below
2008

Dudley Delapenha	Director	January 31, 2008 – November 30,	1 year
2008

Locksley Samuels	Director	January 31, 2008 – November 30,	1 year
2008

Robert Delapenha	Director	January 31, 2008 – November 30,	1 year
2008

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

WenXiang Ding became our CEO, President, Director, and Treasurer on November 5, 2004. Mr. Ding is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing.

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

In August, 2000, Mr. Ding became the Executive Director and General Manager of Coal Group where he brought his experience in the coal industry from serving as the Chief Accountant and, Operations Director of Inner Mongolia Coal of the People’s Republic of China General Political Department. Mr. Ding also founded Heat Power in September 2003 where he serves as the General Manager. Mr. Ding’s position as General Manager of Coal Group and Heat Power holds the same responsibilities as his position as our President.

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

YanHua Li became our Director on November 5, 2004. Her responsibilities include overseeing our finance and human resources departments.

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

WuSheng Liu became our CFO on November 5, 2004 and oversees our financial department, and works closely with Mr. Ding in implementing our investment projects, financial budgets and forecasts.

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

Effective February 20, 2008, Mr. WuSheng Liu resigned as CFO of China Energy Corporation (the "Company"). Mr. Liu resigned as a result of personal reasons.

Effective February 20, 2008, Mr. Fu Xu was appointed CFO of the Company. Mr. Xu will oversee the Company’s financial department, and will work closely with the President in implementing investment projects, financial budgets and forecasts.

Mr. Fu Xu obtained his diploma in Financial Management from the Inner Mongolia Finance and Economics Academy in 1989. Mr. Xu brings his experience in financial management and internal audit from his work from previous companies of which he was appointed CFO. From 1989 until 2000, Mr. Xu was the CFO of Inner Mongolia Foreign Trade Group Co., Ltd. From 2000 until 2007, Mr. Xu was the CFO of Inner Mongolia XiRiMu Dry Goods Co., Ltd.

Mr. Xu does not have family relationships with any other director or executive officer of the Company, and neither have been a party to any transaction with the Company during the past fiscal year ended November 30, 2007. The Company currently does not have an employment agreement with Mr. Xu.

Effective January 26, 2007, Dudley Delphenha was appointed as a director of the Company.

Dudley Delapenha was the marketing director from 1998 to 2000 for Avani Water Corporation, of Vancouver, British Columbia, a bottled water manufacturer company, where he was responsible for all marketing initiatives for the organization. From 2001 through 2003, Mr. Delapenha was the President of Key Elements Consulting, specializing in marketing and business plans preparation for various clients.

Mr. Delphenha is the director, CEO and CFO of reporting issuer, being Smokers Lozenge Inc.

Mr. Delphenha is the father of Robert Delapenha. Mr. Delapenha does not have a family relationship with any other director or executive officer of the Company, he has not been a party to any transaction with the Company during the past fiscal year, nor is there any compensation plan or arrangement currently in place for Mr. Delphenha.

Effective January 31, 2008, Mr. Locksley Samuels and Mr. Robert Delapenha were appointed directors of China Energy Corporation (the “Company”).

Locksley Samuels is currently the President of Eurotrend Manufacturing Co., Ltd., ("Eurotrend") providing services for design, manufacturing and installation of custom kitchen cabinetry. Mr. Samuels has been the President of Eurotrend since its inception in 1984.

Mr. Samuels obtained his Bachelors of Applied Sciences degree in Chemical Engineering from the University of Waterloo in Ontario, Canada in 1975.

Robert Delapenha graduated from Capilano College in British Columbia in Marketing Management in 1984 and also received his diploma in Marketing Planning from the British Columbia Institute of Technology in 1987.

From 2001-2002, Mr. Delapenha was the Account Manager for Coca Cola Bottling Ltd., responsible for implementation and promotional activities in both chain and general trade accounts. In 2003, Mr. Delapenha founded Key Focus Consulting Inc. of which provides marketing services for small to medium sized businesses. Mr. Delapenha is currently actively involved in this business.

Robert Delapenha is the son of Dudley Delapenha, a director of the Company.

Mr. Samuels and Mr. Delapenha do not have family relationships with any other director or executive officer of the Company other than noted above, and neither have been a party to any transaction with the Company during the past fiscal year ended November 30, 2007. The Company currently does not have an employment agreement with Mr. Samuels or Mr. Delapenha.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2007, our officers and directors and person who own more than 10% of our common stock filed timely Form 4’s and Form 5’s.

Code of Ethics

We do not have a code of ethics.

DIRECTORS’ COMPENSATION

Our Directors are paid on a salary basis and do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2007 and 2006.

		LONG TERM COMPENSATION
						RESTRICTED
						OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION

WenXiang Ding	President, CEO, Secretary and Director	2007	$ 6,800	-0-	-0-	-0-	-0-	-0-	-0-

		2006	$ 6,800	-0-	-0-	-0-	-0-	-0-	-0-

YanHua Li	Director	2007	$ 5,100	-0-	-0-	-0-	-0-	-0-	-0-
		2006	$ 5,100	-0-	-0-	-0-	-0-	-0-	-0-

WuSheng Liu	CFO*	2007	$ 9,000	-0-	-0-	-0-	-0-	-0-	-0-
		2006	$ 9.000	-0-	-0-	-0-	-0-	-0-	-0-

Fu Xu	CFO*	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Dudley Delapenha	Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Locksley Samuels	Director	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Robert Delapenha	Director	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A

*We have employment agreements with Mr. Ding, Mrs. Li. Mr. Liu resigned on February 20, 2008 for personal reason. His replacement is Mr. Fu Xu of which we do not have an employment contract with.

The terms of the employment agreements are summarized as follows:

  Duration of the agreement - usually set for 2 years and renewable at the discretion of management.
  Work content – responsibilities and title held.
  Labor protection laws applicable to the employee – type of training to be received.
  Compensation – frequency of payments and any other benefits received.
  Labor discipline laws applicable to the employee.
  Social insurance – benefits received under the applicable laws such as unemployment insurance, paid maternity leave, etc.
  Occupational training – training period specified and repayment to employer if employee has terminated employment.
  Termination - grounds for termination and procedures.

Stock Option Grants

On February 11, 2008, the Board of Directors approved the granting of options to purchase a total of 4,500,000 shares of common stock as described in the 2008 Stock Option Plan (the “2008 Plan”) to directors, officers, employees and consultants of the Company.

Consulting Agreements

We do not have any consulting agreements with any of our officers or directors and we will not pay our directors any amount for acting on the Board of Directors. We have employment contracts with Mr. Ding and Ms. Li.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 13, 2008 certain information regarding the beneficial ownership of our common stock by:

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

As of March 13, 2008, 45,000,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 200,000,000 shares with a par value of $0.001 per share.

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	% Class (1)
Officers and Directors:
Common Stock	WuSheng Liu, CFO (3)	300	*
	Xiguanjin Street, Kekeyiligeng Town, Wuchuan
	County, Inner Mongolia China, 011700
Officers and Directors as a Group		300	*%
5% Shareholders:
Common Stock	Pacific Projects Inc.	20,589,107 (2)	46%
	No. 5 New Road, Belize City, Belize

Common Stock	Axim Holdings Inc.	10,000,000 (2)	22%
	No. 5 New Road, Belize City, Belize

Common Stock	YuhHsin Liu	2,700,000	6%
	Room 1308, Wan De Mansion, No.1019 Shen Nan
	Zhong Lu, Shenzhen 518046, China
Officers, Directors and 5%		33,289,407	74%
Shareholders as a Group

* Less than 1%

(1)	Based on 45,000,000 shares outstanding as of March 13, 2008.

(2)	Shares were issued pursuant to the Share Trust Agreement and Trust Agreement. Please refer to Exhibit 10.2 and 10.3.

(3)	Effective February 20, 2008, Mr. WuSheng Liu resigned as CFO of China Energy Corporation (the Company"). Mr. Liu resigned as a result of personal reasons.

Effective February 20, 2008, Mr. Fu Xu was appointed CFO of the Company. Please refer to ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

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

On December 30, 2007, CEC acquired PPI, a Nevada company with no assets, liabilities, or equity. CEC holds 100% of the issued and outstanding shares of PPI, or 5,000 common shares with a par value of $ 0.001.

On December 31, 2007, PPI entered into a Trust Agreement with all the registered shareholders of Coal Group, and that of Heat Power, whereby under the terms of the Trust Agreement, all the shareholders are obligated to hold their interests in Coal Group and Heat Power in (represented by their registered paid up capital contributions to date) trust for PPI, for an 8 year term, extendable for another 5 more years. Coal Group is a wholly owned subsidiary of CEC and Heat Power is 51% owned by Coal Group and 49% owned by CEC. Please refer to Exhibit 10.1.

Dudley Delapenha is the CFO, director and secretary of PPI. Mr. Delapenha is also a director of CEC.

Shareholder Loans

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs and funding for thermoelectric plant operations of November 30, 2007:

Ordos City YiYuan Investment Co., Ltd.		$ 801,944
Hangzhou Dayovan Group, Ltd.		4,416,331
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,384,452
	Total	$ 6,602,727

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

Investments in Related Parties

In September 2003, our President and majority shareholder, Mr. Ding, acquired a 70% interest in Heat Power. That interest was acquired through a contribution of property which is used by Heat Power in its operations. The property was capitalized at the amount Mr. Ding paid for the assets he contributed. In February, 2004 the Mr. Ding transferred this equity interest to Coal Group. In March 2004, Coal Group sold 15% of its interest to another shareholder. In August of 2004, a further 4% interest was sold to a shareholder. The price of each of these transactions was proportionately equal to the total of the appraised value of the property contributed at the time of Mr. Ding’s contribution. In the case of each of these sales, the proceeds were loaned to Heat Power.

ITEM 13.	EXHIBITS
Description
Exhibit Number
3.1	Certificate of Incorporation, dated October 14, 2002-Omega Project Consultations Inc. *
3.2	Certificate of Incorporation, dated November 3, 2004- China Energy Corporation *
3.3	Articles of Incorporation, dated October 11, 2002- Omega Project Consultations Inc. *
3.4	Certificate Amending Articles of Incorporation dated November 3, 2004 changing our name to “China
Energy Corporation” and increase our authorized capital to 200,000,000 from 75,000,000. *
3.5	Bylaws, effective October 12, 2002 *
10.1	Share Exchange Agreement between China Energy Corporation and Inner Mongolia Tehong Coal Group
Co., Ltd and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2004. *
10.2	Trust Agreement between PPI and Coal Group and Heat Power dated December 31, 2007**
10.3	Share Trust Agreement between PPI, Axim and GPI dated January 3, 2008**

10.4	2008 Stock Option Plan ***

23.1	Auditor Consent Letter dated March 12, 2008

31.1	RULE 13A-14(A) CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

31.2	RULE 13A-14(A) CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

32.1	SECTION 1350 CERTIFICATION

·	*Incorporated by reference from our Form SB-2 that was originally filed with the SEC on September 27, 2005.

·	**Incorporated by reference from Form 8K filed with the SEC on January 14, 2008.

·	***Incorporated by reference from Form 8K filed with the SEC on February 13, 2008.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2007	2006
Audit fees	$50,000	$50,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$50,000	$50,000

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

CHINA ENERGY CORPORATION

Date: March 13, 2008

/s/ WenXiang Ding By: WenXiang Ding President, Chief Executive Officer and Director /s/ Fu Xu By: Fu Xu Secretary, Chief Accounting Officer