Form 10-Q
period 2008-02-29
China Energy CORP
filed 2008-04-21
CIK 1335137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 29, 2008

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number: 000-52409
CHINA ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 6130 Elton Avenue, Las Vegas, NV (Address of principal executive offices) 1-888-597-8899 (Issuer’s telephone number)	98-0522950 (IRS Employer Identification No.) 89107 (Zip Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.      ☐ Yes      ☒ No

State issuer’s revenue for its most recent fiscal year: $ 13,685,370 for the fiscal year ended November 30, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	April 8, 2008
Common Stock, $ 0.001 par value	45,000,000 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

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

ITEM 1 .               FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION

Consolidated Financial Statements February 29, 2008 (Prepared Without Audit)

CHINA ENERGY CORORATION
CONSOLIDATED BALANCE SHEETS
ASSETS	Three Months Ended	Year Ended
Current Assets:	February 29, 2008	November 30, 2007
	(Unaudited)	(Audited)
Cash	$1,670,253	$1,478,264
Accounts receivables	5,270,208	3,683,819
Other receivables	112,754	914,451
Advances to suppliers	2,713,174	1,180,386
Inventory	245,190	152,133
Total current assets	10,011,579	7,409,053
Fixed Assets:
Property, plant and equipment	26,159,543	26,251,940
Construction in Progress	7,953,449	7,297,380
	34,112,992	33,549,320
Less accumulated depreciation and depletion	3,052,883	2,600,080
Net fixed assets	31,060,109	30,949,240
Other Assets:
Investment property, net depreciation of $ 73,869 and $ 62,850	1,714,064	1,725,083
Intangible asset, net of amortization of $ 638,905 and $ 544,155	3,017,826	3,112,576
Long term investment	4,675,276	3,863,041
Notes receivable	6,108,219	4,790,483
Deferred charges	-	487
Total other assets	15,515,385	13,491,670
Total Assets	$56,587,073	$51,849,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	10,010,958	10,552,091
Accounts payable	9,624,269	6,745,522
Advances from customers	2,989,024	2,721,869
Accrued liabilities	1,704,505	1,754,284
Other accounts payable	5,652,118	5,011,660
Shareholder loans	6,948,473	6,602,727
Total current liabilities	36,929,347	33,388,153
Long Term Obligations	1,623,399	1,623,399
Deferred Income	2,203,317	1,664,841

Total liabilities	40,756,063	36,676,393

Stockholders’ Equity:
Common stock : authorized 75,000,000 shares of $0.001 par value;	45,000	45,000
issued and outstanding 45,000,000
Additional paid-in Capital	8,655,805	8,655,805
Paid in capital – Options	315,000	-
Retained earnings	8,135,147	6,820,157
Statutory reserves	1,203,557	1,203,557
Other Comprehensive loss	(2,523,499)	(1,550,949)
Total Stockholders’ equity	15,831,010	15,173,570
Total Liabilities and Stockholders’ Equity	$56,587,073	$51,849,963

The accompanying notes are an integral part of these financial statements.

-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended February 29, 2008 and 2007
(Prepared Without Audit)
	3 Months Ended	3 Months Ended
	February 29, 2008	February 28, 2007

Revenue	$7,706,030	$4,406,688
Cost of Sales	4,352,202	2,539,706
Gross Profit	3,353,828	1,866,982

Expenses:
Selling	158,629	58,250
General and Administrative	807,200	456,617
Options issued for services	315,000	-
Total expenses	1,280,829	514,867
Operating income	2,072,999	1,352,115

Other Income and Expense:
Other Income	97,192	8,248
Finance expense	(197,960)	(201,994)
Non operating expense	(64,549)	(19,461)
Income Before Income Taxes	1,907,682	1,138,908

Provision for Income Taxes:
Current Provision	592,692	92,844

Net income	1,314,990	1,046,064
Other Comprehensive Income
Loss on foreign currency conversion	(972,550)	(30,250)
Total Comprehensive Income	$342,440	$1,015,814
Income Per Share -
Basic and Diluted	$0.01	$0.02
Weighted average number of shares outstanding	45,000,000	45,000,000
The accompanying notes are an integral part of these financial statements.
-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
For the Three Month Periods Ended February 29, 2008 and 2007
(Prepared Without Audit)
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income	$ 1,314,990	$ 1,046,064
Charges not requiring the outlay of cash:
Depreciation and amortization	558,571	477,993
Options issued for services	315,000	-
Company share of loss on equity investment	-	1,807
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(1,586,389)	1,589,599
Increase in note receivables	(1,317,736)	(293,161)
Decrease (Increase) in other receivables	801,697	(3,172,858)
Increase in advances to suppliers	(1,532,788)	(993,361)
Receipt of deferred income	538,476	-
Decrease (Increase) in inventory	(93,057)	34,056
Increase in accounts payable	2,878,747	1,338,068
Increase in advance from customers	267,155	1,616,023
Decrease in accrued liabilities	(49,779)	(490,773)
Increase (Decrease) in other accounts payable	640,458	(894,596)
Net Cash Provided By Operating Activities	2,735,345	258,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	-	(213,676)
Proceeds received on sale of fixed assets	92,397	-
Increase in construction in progress	(656,069)	(217,648)
Deposit on land	-	35,715
Decrease in deferred charges	487	-
Increase in long term investments	(812,235)	-
Net Cash Consumed By Investing Activities	(1,375,420)	(395,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(541,133)	-
Decrease in long term liabilities	-	(508,702)
Advances from shareholder	345,747	585,632

Net Cash Provided (Consumed) By Financing Activities	(195,386)	76,930

Effect of exchange rate changes on cash	(972,550)	(30,250)
Net change in cash	191,989	(90,068)
Cash balance, beginning of period	1,478,264	899,689
Cash balance, end of period	$1,670,253	$809,621
The accompanying notes are an integral part of these financial statements.
-F3-

CHINA ENERGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 29, 2008 (Prepared Without Audit)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of China Energy Corporation. (“the Company”) as of February 29, 2008 and for the three month periods ended February 29, 2008, and 2007, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2007.

2.	SEGMENT REPORTING

The Company is made up of two segments of business, Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing heating and electricity to residents and businesses of a local community. Each of these segments is conducted in a separate corporation and each functions independently of the other.

During the periods reported there were no transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheet

	Three Month Periods Ended February 29,			Three Month Periods Ended February 28,
	2008			2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	2,650,769	5,055,261	7,706,030	1,768,066	2,638,623	4,406,689
Intersegment revenues	-	-	-
Interest income (expense)	(309,420)	111,461	(197,959)	(326,808)	124,814	(201,994)
Depreciation & depletion	458,521	100,050	558,571	379,278	98,715	477,993
Segment profit	204,081	2,183,918	2,387,999	164,605	1,187,510	1,352,115

	February 29, 2008			February 28, 2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Segment assets	32,410,969	24,176,104	56,587,073	27,725,191	12,991,290	40,716,481
Expenditures for segment assets:
Construction in progress	2,985,024	4,968,425	7,953,449	924,399	810,498	1,734,897
Other assets	489,068	15,026,317	15,515,385	0	5,255,356	5,255,356

* Expenses not allocable to segments consist of stock options expensed during the quarter totaling $ 315,000 not included in segment profit of $ 2,387,999. For the three month period ended February 29, 2008, total operating income was $ 2,072,999 including stock options expensed.

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(Prepared Without Audit)

3. EARNINGS PER SHARE

Outstanding options to purchase common stock have not been included in the calculation of the weighted average shares outstanding because the exercise price of the options is higher than the market price of the stock.

-F4-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The raw coal produced is noncaking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation. It has low sulphur and low chemical emission which satisfies government environmental protection standards with heating capability of 6,800 -7,000 Kilocalories (“Kcal”).

Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”)

Heat Power currently supplies heating requirements throughout 120 hectares of the XueJiaWan district in XueJiaWan Town, Zhunger County with its newly constructed thermoelectric plant (“XueJiaWan Expansion”) and 2 heating plants previously used exclusively for heating supply operations. These plants are operated by Heat Power employees. The Autonomous Region Planning & Reform Committee appointed Heat Power in 2003 to establish a thermoelectric plant providing heating and electricity capable of expanding coverage in the area serving a larger population base.

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

Granting of Stock Options

On February 11, 2008, the Board of Directors approved the granting of options to purchase a total of 4,500,000 shares of common stock as described in the 2008 Stock Option Plan (the “2008 Plan”) to directors, officers, employees and consultants of the Company. The following is intended as a brief description of the 2008 Plan and is qualified in its entirety by the full text of the 2008 Plan which is attached as Exhibit 99.1.

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

Amendment or Discontinuance

The Board may amend or discontinue the 2008 Plan, provided that no amendment may, without an optionee’s consent, materially and adversely affect any rights under any option previously granted to the optionee under the 2008 Plan. Additionally, the approval of our shareholders is required for any amendment that would:

·	increase or decrease the number of common shares that may be issued under the 2008 Plan; or

·	materially modify the requirements as to eligibility for participation in the 2008 Plan.

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three month periods ended February 29, 2008 compared to February 29, 2007.

	Three Month Periods Ended February 29, 2008 and February 28, 2007
	2008	% Sales	2007	% Sales

Revenue	$ 7,706,030	100	$ 4,406,688	100%
Cost of Sales	4,352,202	56%	2,539,706	58%
Gross Profit	$ 3,353,828	44%	$ 1,866,982	42%

Coal Group

For the three month period ended February 29, 2008, revenues for Coal Group were $ 5,055,261 in 2008 compared to $ 2,638,623 in the comparable three months of 2007. The $ 2,416,638 increase is a result of the escalating demand in the market for coal which, in turn, causes the increase in price per ton of coal.

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

Heat Power

For the three month period ended February 29, 2008, revenues generated by Heat Power were $ 2,650,769 compared to $ 1,768,066 in the comparable three months of 2007. The $ 882,703 increase was as a result of the increase in the number of users as a result of expansion in the XueJiaWan area. It is expected that this area will expand further in the next 2 fiscal years.

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

For the three month period ended February 29, 2008, cost of sales increased, by $1,812,495 from the comparable three month period of 2007, a result of change in the following expenses:

	Three month periods ended February 29, and February 28,
	2008	2007	Variance

Salaries	115,159	145,679	(30,520)
Operating supplies	112,760	67,665	45,095
Depreciation & depletion	447,548	369,446	78,102
Repairs	9,084	20,697	(11,614)
Coal & freight	3,456,260	1,828,177	1,628,083
Utilities	165,973	64,256	101,717
Other	45,418	43,786	1,632

Total	$4,352,202	$2,539,706	$1,812,495

For the three month periods ended February 29, 2008, our gross margin was 44% compared with and 42% in the 2007 three month period. The increase resulted from the increase in revenue and occurred in spite of the increase in coal and freight prices incurred by Heat Power. The price of coal is expected to continue on an upward trend and, with the new operations of the thermoelectric plant put into operation in September 2006; we expect our gross margin to also remain on an upward trend. In the next quarter this upward movement will be enhanced because we have obtained approval for increasing the set prices to our heat consumers.

Salaries are expected to vary as a result of bonus structures set for employees. The 2007 balance in repairs consists of repairs made to coal mine facilities. We did not incur such costs for the same period in 2008. Operating supplies and utilities expenses are expected to increase in line with revenues. The increase in utilities is also attributed to the increase in usage fees.

Selling Expenses

Salaries and wages increased as a result of retaining additional sales and marketing staff and also because of bonuses granted. Our sales tax expense will increase as a direct function of the variance in revenues.

Selling Expenses	Three month periods ended February 29, 2008 and February 28, 2007
	2008	2007	Variance

Salaries and wages	13,346	2,944	10,402
Sales tax and other expenses	145,280	55,306	89,974

Total Expenses	$158,629	$58,250	$100,379

General and Administrative Expenses

	Three month periods ended February 29, and February 28
	2008	2007	Variance

Salaries and wages	124,236	67,552	56,684
Depreciation	111,023	108,547	2,476
Office	275,610	64,427	211,183
Travel	155,478	105,209	50,269
Repairs	26,411	58,481	(32,070)
Professional and other fees	106,744	28,716	78,028
Other expenses	7,698	23,685	(15,987)

Total Expenses	$807,200	$456,617	$350,583

Office. The increase was primarily as a result of distributing promotional materials to potential customers of Coal Group and Heat Power, advertising in trade magazines and on billboards. We expect such expenses to increase for the foreseeable future as such efforts have been effective in increasing our revenues.

Salaries and Wages. Salaries and wages increased as a result of retaining additional staff in our thermoelectric plant operations and also as a result of granting bonuses.

Travel. Travel expense increased as a result of travel by engineering consultants to the thermoelectric plant and also travel incurred by sales staff in their marketing initiatives.

Professional and other Fees. Professional fees consist of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also incurred to retain environmental professionals which assisted in the implementation of environmental protection policies and procedures for the LaiYeGou Coal mine and also for our thermoelectric plant operations. Fees paid to environmental professionals are expected to be an ongoing expense.

Repairs. In the 2007 period, repairs were made mostly to Coal Group’s office building as the facilities required repairs after flooding occurred during the last quarter in 2006. All repairs to our office building have been made. Additional repairs expenses were incurred for minor repairs to equipment.

Finance Expense

For the three month period ended February 29, 2008 and February 28, 2007, finance expenses amounted to $ 197,960 and $ 201,994, respectively. The interest expense incurred was as a result of loans obtained by Coal Group. Please refer to “Sources of Capital” below.

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

Liquidity and Capital Resources

As of February 29, 2008 we had a working capital deficit of $ 26,917,768.

Not including funds required for expansion of our facilities, we have estimated our cash requirements for the next 12 months Coal Group will require approximately $ 4,900,000 and Heat Power will require approximately $ 4,600,000, a total of $ 9,500,000 in order to cover our working capital needs as follows:

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

Coal Group obtained loans from the Agriculture and Baotou City Commercial Bank amounting to $ 9,469,825 to assist in funding working capital needs. The terms and principle amounts of the loans granted are as follows:

Term	Interest rate	Principle
September 29, 2007 to September 28, 2008	8.748%	2,435,098
October 25, 2007 to October 24, 2008	8.748%	1,623,399
March 27, 2007 to March 26, 2008	7.668%	1,352,832
April 24, 2007 to April 23, 2008	7.668%	1,352,832
July 8, 2007 to July 7, 2008	9.854%	2,705,664
Total		$ 9,469,825

The remaining balance in our Notes Payable account consists of $ 541,133 for obligations for mining rights due in annual installments.

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Cash Flows Operating Activities:

Our cash flows provided by operating activities were $ 2,735,345 and $ 258,861 for three month period ended February 29, 2008 and February 28, 2007, respectively. The following summarizes the inflow and outflow of cash for these periods:

	2008	2007
Net income	$1,314,990	$1,046,064
Options issued for services	315,000	-
Decrease (increase) in accounts receivable	(1,586,389)	1,589,599
Increase in note receivables	(1,317,736)	(293,161)
Decrease (increase) in other receivables	801,697	(3,172,858)
Increase in advances to suppliers	(1,532,788)	(993,361)
Increase in advances from customers	267,155	1,616,023
Decrease (increase) in inventory	(93,057)	34,056
Increase in accounts payable	2,878,747	1,338,068
Other	1,687,726	(905,569)
Net Cash Provided By Operating Activities	$2,735,345	$258,861

The Company issued 4,500,000 options to purchase common stock to directors, officers, and employees and the value of such options was $ 315,000 based on a Black Scholes valuation model.

Accounts Receivable. The increase in accounts receivables are mainly attributed to Heat Power’s user fees made on account. The age of such accounts was less than 3 months. Coal Group’s sales on account were also outstanding for less than 6 months.

Notes Receivable. Coal Group granted loans to 2 of its vendors. There are no terms of repayment for these loans and they may be offset against charges incurred by Coal Group for raw materials.

Advances to Suppliers. Advances were made to suppliers of materials required for the completion of Heat Power’s expansion and Coal Group’s Laiyegou coal mine expansion. Advances were also made to procure raw materials. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Advances from customers. Deposits on sales of coal are a normal business practice that ensures that the customer obtains Coal Group’s Product at the market price determined on the date of purchase.

Inventory. Inventory mainly consists of operating supplies used by Heat Power for heat generation such as raw coal and boiler fittings.

Accounts Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees.

Investing Activities:

Our cash consumed by investing activities were $ 1,375,420 and $ 395,609 for the three month periods ended February 29, 2008 and February 28, 2007, respectively. The change was mainly attributed to amounts expended on Heat Power’s expansion of its thermoelectric plant. Construction in progress charges incurred were as a result of funding for the Coal Group Laiyegou coal mine expansion and also the Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations. Heat Power also purchased additional production equipment for the thermoelectric plant operations.

The Company has investments in three other companies, as follows:

Litai Coking Co. Ltd.	$ 210,394
GuanBanWuSu Coal Mine	2,511,497
Inner Mongolia Tehong Biology Co. Ltd.	1,953,385
$4,675,276

Litai Coking Co. Ltd. is a customer of the Company owned coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. This resulted in a $17,670 loss in the 2007 year, and a $2,984 loss in the 2006 year, which are included in nonoperating expense on the statement of income. LiTai Coking Co. Ltd was not operating in 2008 and did not generate an income or loss. The other two investments were made for long term strategic purposes.

Construction in progress costs were incurred for final test check and inspection for the 3rd boiler constructed. Coal Group also incurred costs for the LaiYeGou expansion.

Financing Activities:

Our cash flows consumed and provided by financing activities were $ (195,386) and $ 76,930, respectively, for the three month periods ended February 29, 2008 and February 28, 2007, respectively.

We also obtained shareholder loans during the 1st quarter of 2008 in the amount of $ 345,747 with a total balance owing of $ 6,948,473. All shareholder loans bear interest at 6.31% and are due on demand:

Ordos City YiYuan Investment Co. Ltd.		$774,378
Wenhua Ding		558,110
Hangzhou Dayovan Group, Ltd.		4,276,520
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,339,465
	Total	$6,948,473

Coal Group made repayments on notes payable in the amount of $ 541,133 relating to the mining rights payable in annual installments.

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

Seasonal Aspects

Coal Group’s business is seasonal in that sales are particularly low in February up to mid March, due to the Chinese New Year holiday. During this time our business is closed for 2 weeks. As a result, sales in March are usually higher.

Heat Power sales level relating to heat generation decreases from April through October as the climate in the region is high, reducing heating requirements.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company does not believe that it is significantly exposed to interest rate risk, foreign currency exchange rate risk, commodity price risk, or equity price risk.

ITEM 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended February 29, 2008, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings - None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-KSB for the year ended November 30, 2007 filed simultaneously with this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds - None.

ITEM 3. Defaults Upon Senior Securities - None.

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification
99.1	2008 Stock Option Plan*

* Incorporated by reference from Form 8K originally filed on February 13, 2008.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: April 18, 2008

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

/s/ Fu Xu
By:
Fu Xu
Chief Accounting Officer