Form 10-Q
period 2008-05-31
China Energy CORP
filed 2008-07-18
CIK 1335137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 2008

☐          Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from ______ to______.

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes   ☒ No

State issuer’s revenue for its most recent fiscal year: $ 13,685,370 for the fiscal year ended November 30, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	July 18, 2008
Common Stock, $ 0.001 par value	45,000,000 shares

Transitional Small Business Disclosure Format (Check one):	Yes ☐;	No ☒

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

ITEM 1 .               FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION

Consolidated Financial Statements May 31, 2008 (Prepared Without Audit)

CHINA ENERGY CORORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
Current Assets:	May 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
Cash	$1,618,838	$1,478,264
Accounts receivables	3,947,609	3,683,819
Other receivables	1,124,067	914,451
Advances to suppliers	2,326,052	1,180,386
Inventory	165,953	152,133
Total current assets	9,182,519	7,409,053
Fixed Assets:
Property, plant and equipment	26,483,107	26,251,940
Construction in Progress	8,332,760	7,297,380
	34,815,867	33,549,320
Less accumulated depreciation and depletion	3,509,056	2,600,080
Net fixed assets	31,306,811	30,949,240
Other Assets:
Investment property, net of depreciation of $ 83,504 and $ 62,850	1,704,429	1,725,083
Intangible asset, net of amortization of $ 703,573 and $ 544,155	2,953,158	3,112,576
Long term investment	210,394	3,863,041
Notes receivable	8,021,829	4,790,483
Deferred charges	-	487
Total other assets	12,889,810	13,491,670
Total Assets	$53,379,140	$51,849,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	10,613,855	10,552,091
Accounts payable	7,312,467	6,745,522
Advances from customers	2,738,373	2,721,869
Accrued liabilities	1,749,333	1,754,284
Other accounts payable	5,756,192	5,011,660
Shareholder loans	6,999,407	6,602,727
Total current liabilities	34,169,627	33,388,153
Long Term Obligations	1,721,166	1,623,399
Deferred Income	2,203,612	1,664,841

Total liabilities	39,094,405	36,676,393

Stockholders’ Equity:
Common stock : authorized 75,000,000 shares of $0.001 par	45,000	45,000
value; issued and outstanding 45,000,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – options	315,000	-
Retained earnings	7,598,447	6,820,157
Statutory reserves	1,203,557	1,203,557
Accumulated other comprehensive loss	(3,533,074)	(1,550,949)
Total Stockholders’ equity	14,284,735	15,173,570
Total Liabilities and Stockholders’ Equity	$53,379,140	$51,849,963

The accompanying notes are an integral part of these financial statements.

-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Month Periods Ended May 31, 2008 and 2007
(Prepared Without Audit)

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007

Revenue	$12,193,975	$9,181,538	4,487,945	4,774,850
Cost of Sales	8,151,231	5,549,079	3,799,029	3,009,373
Gross Profit	4,042,744	3,632,459	688,916	1,765,477

Expenses:
Selling	211,577	151,939	52,948	93,689
General and Administrative	1,472,088	936,236	664,888	479,619
Options issued for services	315,000	-	-	-
Total expenses	1,998,665	1,088,175	717,836	573,308
Operating income (loss)	2,044,079	2,544,284	(28,920)	1,192,169

Other Income and Expense:
Other Income	153,047	81,343	55,855	73,095
Finance expense, net	(490,743)	(403,082)	(292,783)	(201,088)
Non operating expense	(167,818)	(40,346)	(103,269)	(20,885)
Income (loss) Before Income Taxes	1,538,565	2,182,199	(369,117)	1,043,291

Provision for Income Taxes:
Current provision	760,275	496,352	167,583	403,508

Net income (loss)	778,290	1,685,847	(536,700)	639,783
Other Comprehensive Income
Loss on foreign currency conversion	(1,982,125)	(146,515)	(1,009,575)	(116,265)
Total Comprehensive Income (Loss)	($1,203,835)	$1,539,332	($1,546,275)	$523,518
Income Per Share -
Basic and Diluted	$0.02	$0.04	($0.01)	$0.01
Weighted average number of shares outstanding	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
For the Three and Six Month Periods Ended May 31, 2008 and 2007
(Prepared Without Audit)
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income	$ 778,290	$ 1,685,847
Adjustments to reconcile net income to net cash provided
(consumed) by operating activities:
Transactions not requiring the use of cash:
Depreciation and amortization	1,089,047	942,458
Decrease in deferred charges	487	35,715
Options issued for services	315,000
Company share of loss on equity investment	-	(223)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(263,790)	368,656

Increase in other receivables	(209,616)	(3,337,843)
Increase in advances to suppliers	(1,145,666)	(1,228,974)
Receipt of deferred income	538,771	-
Decrease (Increase) in inventory	(13,820)	85,869
Increase in accounts payable	566,945	2,450,880
Increase in advance from customers	16,504	2,025,668
Decrease in accrued liabilities	(4,951)	(412,694)
Increase (Decrease) in other accounts payable	744,532	(969,960)
Net Cash Provided By Operating Activities	2,411,732	1,645,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(231,167)	(413,088)
Increase in construction in progress	(1,035,380)	(1,109,846)
Repayment of notes receivable	1,153,201	(433,997)
Net Cash Consumed By Investing Activities	(113,346)	(1,956,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase on notes payable	(560,426)	-
Advances from shareholder	396,681	666,461
Increase (decrease) in long term liabilities	-	(508,702)

Net Cash Provided (Consumed) By Financing Activities	(163,745)	157,759

Effect of exchange rate changes on cash	(1,994,067)	(146,515)
Net change in cash	140,574	(300,288)
Cash balance, beginning of period	1,478,264	899,689
Cash balance, end of period	$1,618,838	$599,401

The accompanying notes are an integral part of these financial statements.

-F3-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008
(Prepared Without Audit)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of China Energy Corporation. (“the Company”) as of May 31, 2008 and for the three and six month periods ended May 31, 2008, and 2007, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended May 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2008.

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

During the periods reported there were no transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheet

	Six Months Period Ended May 31,			Six Months Period Ended May 31,
		2008			2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	$4,780,099	$7,413,876	$12,193,975	$3,252,137	$5,929,401	$9,181,538
Intersegment revenues	-	-	-	-	-	-
Interest expense
(income), net	635,521	(144,778)	490,743	680,799	(277,716)	403,083
Depreciation &
depletion	849,796	239,250	1,089,046	713,980	228,478	942,458
Segment profit	(237,104)	2,596,183	2,359,079	104,192	2,440,092	2,544,284
Corporate items	-	-	315,000

		May 31, 2008			May 31, 2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Segment assets	$31,678,165	$21,700,975	$53,379,140	$26,952,435	$15,395,510	$42,347,945
Expenditures for segment
assets:
Construction in progress	3,065,735	5,267,025	8,332,760	552,239	1,576,799	2,129,038
Other
assets	542,009	12,347,801	12,889,810	-	5,183,085	5,183,085

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008
(Prepared Without Audit)

	Three Months Period Ended May 31,			Three Months Period Ended May 31,
		2008			2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	$2,129,330	$2,358,615	$4,487,945	$1,484,071	$3,290,779	$4,774,850
Intersegment revenues	-	-	-	-	-	-
Interest expense (income), net	326,100	(33,317)	292,783	353,990	(152,902)	201,088
Depreciation &
depletion	391,275	139,200	530,475	334,702	129,763	464,465
Segment profit (loss)	(441,185)	412,265	(28,920)	(60,413)	1,252,582	1,192,169

* For the six month period ended May 31, 2008, expenses not allocable to segments consist of stock options expensed during the quarter totaling $ 315,000 not included in segment profit of $ 2,387,999. For the six month period ended May 31, 2008, total operating income was $ 2,044,079 including stock options expensed.

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

Heat Power supplies heating to private dwellings and factories, as well as municipal facilities.

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

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the six month periods ended May 31, 2008 compared to May 31, 2007.

	Six Month Periods Ended May 31,
	2008		2007

Revenue	$ 12,193,975	100%	$ 9,181,538	100%
Cost of Sales	8,151,231	67%	5,549,079	60%
Gross Profit	$ 4,042,744	33%	$ 3,632,459	40%

Coal Group

For the six month periods ended May 31, 2008, revenues for Coal Group were $ 7,413,876 in 2008 compared to $ 5,929,401 in the comparable six months of 2007. The $ 1,484,475 increase is a result of the escalating demand in the market for coal which, in turn, causes the increase in price per ton of coal.

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

For the three month period ended May 31, 2008, revenues for Coal Group were $ 2,358,615 in 2008 compared to $ 3,290,778 in the comparable three months of 2007. The decrease of $ 932,163 is as a result of reduced capacity of railway transportation. Transportation has always been a challenge and with new routes being constructed, some routes previously used were not operational. The decrease was also as a result of the decreased capacity of the Laiyegou coal mine as a result of expansion efforts.

Heat Power

For the six month periods ended May 31, 2008, revenues generated by Heat Power were $ 4,780,099 compared to $ 3,252,137 in the comparable six months of 2007. The $ 1,527,962 increase was as a result of the increase in the number of users as a result of expansion in the XueJiaWan area. It is expected that this area will expand further in the next 2 fiscal years.

For the three month period ended May 31, 2008, revenues generated by Heat Power were $ 2,129,330 compared to $ 1,484,071 in the comparable three months of 2007. The $ 645,259 increase was directly as a result of the increase in number of users as mentioned above.

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

Cost of Sales

For the six month periods ended May 31, 2008, cost of sales increased by $ 2,602,152 from the comparable six month period of 2007, a result of change in the following expenses:

	Six Months Period Ended May 31,
	2008	2007	Variance

Salaries	298,727	283,033	15,694
Operating supplies	165,702	134,342	31,360
Depreciation & depletion	1,001,329	766,352	234,977
Repairs	33,645	24,724	8,921
Coal & freight	6,158,896	4,151,892	2,007,004
Utilities	414,818	156,948	257,870
Other	78,114	31,788	46,326

Total	$8,151,231	$5,549,079	$2,602,152

For the six month periods ended May 31, 2008 our gross margin was 33% compared with and 40% in the 2007 six month period. The decrease resulted from the increase in the cost of coal, utilities and freight prices incurred by Heat Power. The price of coal is expected to continue on an upward. Our gross margin also decreased this quarter as a result of a decrease in revenues of Coal Group as mentioned above.

For the three month periods ended May 31, 2008, cost of sales increased by $ 789,656 from the comparable three month period of 2007, a result of change in the following expenses:

	Three Month Period Ended May 31,
	2008	2007	Variance
Salaries	183,568	137,354	46,214
Operating supplies	52,942	66,677	(13,735)
Depreciation & depletion	553,781	396,906	156,875
Repairs	24,561	4,027	20,534
Coal & freight	2,702,636	2,323,715	378,921
Utilities	248,845	92,692	156,153
Other	32,696	(11,998)	44,694

Total	$3,799,029	$3,009,373	$789,656

The increase was primarily as a result of the increase in coal & freight as a result of factors discussed above.

Salaries are expected to vary as a result of bonus structures set for employees. Operating supplies and utilities expenses are expected to increase in line with revenues. The increase in utilities is also attributed to the increase in usage fees.

Selling Expenses

For the three month period ended May 31, 2008, selling expenses decreased by $ 40,738 compared to the same period in 2007. For the six month period ended May 31, 2008, selling expenses increased by $ 59,638 compared with the same period in 2007.

Salaries and wages increased as a result of retaining additional sales and marketing staff and also because of bonuses granted. Our sales tax expense will increase as a direct function of the variance in revenues.

Selling Expenses	Six Month Periods Ended May 31,
	2008	2007	Variance

Salaries and wages	19,073	6,462	12,611
Office	935	-	935
Sales tax and other expenses	191,569	145,477	46,092

Total Expenses	$211,577	$151,939	$59,638

	Three Month Periods Ended May 31,
	2008	2007	Variance

Salaries and wages	5,727	3,518	2,209
Office	935	-	935
Sales tax and other expenses	46,289	90,171	(43,882)

Total Expenses	$52,951	$93,689	($40,738)

General and Administrative Expenses

For the three and six month periods ended May 31, 2008, general and administrative expenses increased by $ 185,267 and $ 535,850, respectively from the comparable periods of 2007, a result of change in the following expenses:

	Six Month Periods Ended May 31,
	2008	2007	Variance

Salaries and wages	250,820	166,819	84,001
Depreciation	261,979	248,794	13,185
Office	413,738	183,217	230,521
Travel	214,398	137,770	76,628
Repairs	29,934	65,270	(35,336)
Professional and other fees	255,219	76,308	178,911
Other expenses	46,000	58,058	(12,058)

Total Expenses	$1,472,088	$936,236	$535,852

	Three Months Period Ended May 31, 2008
	2007	2006	Variance

Salaries and wages	126,584	99,267	27,317
Depreciation	150,956	140,247	10,709
Office	138,128	118,790	19,338
Travel	58,920	32,561	26,359
Repairs	3,523	6,789	(3,266)
Professional and other fees	148,475	47,592	100,883
Other expenses	38,302	34,373	3,929

Total Expenses	$664,888	$479,619	$185,269

Salaries and Wages. Salaries and wages increased as a result of retaining additional staff in our thermoelectric plant operations and also as a result of granting bonuses. We expect salaries and wages to vary.

Office. The increase was primarily a result of distributing promotional materials to potential customers of Coal Group and Heat Power, advertising in trade magazines and on billboards. We expect such expenses to increase for the foreseeable future as such efforts have been effective in increasing our revenues.

Travel. Travel expense increased as a result of travel by engineering consultants to the thermoelectric plant and also travel incurred by sales staff in their marketing initiatives. We expect such expenses to recur on an ongoing basis.

Repairs. In the 2007 period, repairs were made mostly to Coal Group’s office building as the facilities required repairs after flooding that occurred during the last quarter in 2006. All repairs to our office building have been made. Additional repair expenses were incurred for minor repairs to equipment.

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

Finance Expense

For the six month periods ended May 31, 2008 and 2007, finance expenses amounted to $ 490,743 and $ 403,082, respectively. The interest expense incurred was a result of loans obtained by Coal Group. Please refer to “Sources of Capital” below.

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

Liquidity and Capital Resources

As of May 31, 2008 we had a working capital deficit of $ 25,384,211.

Not including funds required for expansion of our facilities, we have estimated our cash requirements for the next 12 months. Coal Group will require approximately $ 4,200,000 and Heat Power will require approximately $4,300,000 a total of $ 8,500,000 in order to cover our working capital needs.

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

Coal Group obtained loans from the Agriculture and Baotou City Commercial Bank amounting to 70 million RMB or $ 10,040,133 to assist in funding working capital needs.

The remaining balance in our Notes Payable account consists of $ 573,722 for obligations for mining rights due in annual installments.

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Cash Flows Operating Activities:

Our cash flows by operating activities were $ 2,411,732 and $ 1,645,399 for the six month period ended in 2008 and 2007, respectively. The following summarizes the inflow and outflow of cash for these periods:

	2008	2007
Net income	$ 778,290	$1,685,847
Options issued for services	315,000	-
Decrease (increase) in accounts receivable	(263,790)	368,656
Increase in other receivables	(209,616)	(3,337,843)
Increase in advances to suppliers	(1,145,666)	(1,228,974)
Increase in advances from customers	16,504	2,025,668
Decrease (increase) in inventory	(13,820)	85,869
Increase in accounts payable	566,945	2,450,880
Other	2,367,885	(404,704)
Net Cash Provided By Operating Activities	$ 2,411,732	$1,645,399

The Company issued 4,500,000 options to purchase common stock to directors, officers, consultants, and employees and the value of such options was $ 315,000 based on a Black Scholes valuation model.

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

Advances from customers. Deposits on sales of coal are a normal business practice that ensures that the customer obtains Coal Group’s Product at the market price determined on the date of purchase. The decrease compared to 2007 was a result of the increase in sales made on account.

Inventory. Inventory mainly consists of operating supplies used by Heat Power for heat generation such as raw coal and boiler fittings.

Accounts Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees.

Investing Activities:

Our cash consumed by investing activities were $ 113,340 and $ 1,956,931 for the six month periods ended May 31, 2008 and 2007, respectively. The change was mainly attributed to amounts expended on Heat Power’s expansion of its thermoelectric plant. Construction in progress charges incurred were as a result of funding for the Coal Group Laiyegou coal mine expansion and also the Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations. Heat Power also purchased additional production equipment for the thermoelectric plant operations.

The Company had previously made investments in two other companies of which such investments were converted to promissory notes during the quarter of which $ 1,153,201 were repaid. The Company has a $ 210,394 investment in Litai Coking Co. Ltd.

Litai Coking Co. Ltd. is a customer of the Company owned coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. LiTai Coking Co. Ltd was not operating in 2008 and did not generate an income or loss.

Financing Activities:

Our cash flows consumed by financing activities were $ 163,756 for the six month period ended 2008. Cash flows provided by financing activities for the same period in 2007 were $ 157,759.

We also obtained shareholder loans during the 1st quarter of 2008 in the amount of $ 396,681 with a total balance owing of $ 6,999,407. All shareholder loans bear interest at 6.31% and are due on demand:

Ordos City YiYuan Investment Co. Ltd.	$796,039
Wenhua Ding	430,291
Hangzhou Dayovan Group, Ltd.	4,396,144
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,376,933
Total	$6,999,407

Material Commitments

We committed to payment of bank loans, shareholder loans and payment of mining rights as mentioned above. Our expansion plans for the LaiYeGou mine will require approximately $ 10,500,000. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

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

            (B)  Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended May 31, 2008, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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
Date: July 18, 2008

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

/s/ Fu Xu
By:
Fu Xu
Chief Accounting Officer