Form 10-Q
period 2008-08-31
China Energy CORP
filed 2008-10-20
CIK 1335137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 31, 2008

☐          Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ ___ to______.

Commission file number: 000-52409

CHINA ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0522950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6130 Elton Avenue, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

1-888-597-8899
(Issuer’s telephone number)

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes      ☒ No

State issuer’s revenue for its most recent fiscal year: $ 20,251,033 for the fiscal year ended November 30, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	October 20, 2008
Common Stock, $ 0.001 par value	45,000,000 shares

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

China Energy Corporation and its subsidiaries (“CEC”, the “Company”, “Coal Group” and “Heat Power”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1 .          FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION

Consolidated Financial Statements August 31, 2008 (Prepared Without Audit)

CHINA ENERGY CORORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
Current Assets:	August 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
Cash	$1,916,319	$1,478,264
Accounts receivables	3,435,595	3,683,819
Other receivables	1,298,796	914,451
Advances to suppliers	2,527,039	1,180,386
Inventory	257,808	152,133
Total current assets	9,435,557	7,409,053
Fixed Assets:
Property, plant and equipment	26,497,448	26,251,940
Construction in Progress	9,546,388	7,297,380
	36,043,836	33,549,320
Less accumulated depreciation and depletion	3,972,245	2,600,080
Net fixed assets	32,071,591	30,949,240
Other Assets:
Investment property, net of depreciation of $ 93,139 and $ 62,850	1,694,794	1,725,083
Intangible asset, net of amortization of $ 768,240 and $ 544,155	2,888,491	3,112,576
Long term investment	210,394	3,863,041
Notes receivable	557,254	4,790,483
Deferred charges	-	487
Total other assets	5,350,933	13,491,670
Total Assets	$46,858,081	$51,849,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	5,257,839	10,552,091
Accounts payable	5,976,305	6,745,522
Advances from customers	5,019,393	2,721,869
Accrued liabilities	1,466,734	1,754,284
Other accounts payable	5,842,413	5,011,660
Shareholder loans	6,689,139	6,602,727
Total current liabilities	30,251,823	33,388,153
Long Term Obligations	1,752,613	1,623,399
Deferred Income	2,181,417	1,664,841

Total liabilities	34,185,853	36,676,393

Stockholders’ Equity:
Common stock : authorized 75,000,000 shares of $0.001 par
value; issued and outstanding 45,000,000	45,000	45,000
Additional paid - in capital	8,655,805	8,655,805
Paid in capital – options	315,000	-
Retained earnings	6,562,827	6,820,157
Statutory reserves	1,203,557	1,203,557
Accumulated comprehensive loss	(4,109,961)	(1,550,949)
Total Stockholders’ equity	12,672,228	15,173,570
Total Liabilities and Stockholders’ Equity	$46,858,081	$51,849,963

The accompanying notes are an integral part of these financial statements.

-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Periods Ended August 31, 2008 and 2007
(Prepared Without Audit)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007

Revenue	$14,367,294	$13,286,400	2,173,319	4,104,862
Cost of Sales	10,604,383	9,158,026	2,453,152	3,608,947
Gross Profit	3,762,911	4,128,374	(279,833)	495,915

Expenses:
Selling	234,315	199,619	22,738	47,680
General and Administrative	1,895,166	1,413,366	423,078	477,130
Options issued for services	315,000	-	-	-
Total expenses	2,444,481	1,612,985	445,816	524,810
Operating income (loss)	1,318,430	2,515,389	(725,649)	(28,895)

Other Income and Expense:
Other Income	216,885	175,889	63,838	94,546
Finance expense, net	(768,142)	(507,890)	(277,399)	(104,808)
Non operating expense	(199,221)	(86,168)	(31,403)	(45,822)
Income (loss) Before Income Taxes	(567,952)	2,097,220	(970,613)	(84,979)

Provision for Income Taxes:
Current provision	825,282	660,898	65,007	164,546

Net income (loss)	(257,330)	1,436,322	(1,035,620)	(249,525)
Other Comprehensive Income
Loss on foreign currency conversion	(2,559,012)	(322,742)	(576,887)	(176,227)
Total Comprehensive Income	($2,816,342)	$1,113,580	($1,612,507)	($425,752)
Income Per Share -
Basic and Diluted	($0.01)	$0.03	($0.02)	($0.01)
Weighted average number of shares outstanding	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
For the Three and Nine Months Periods Ended August 31, 2008 and 2007
(Prepared Without Audit)

	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income (loss)	(257,330)	1,436,322
Adjustments to reconcile net income to net cash provided
(consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	1,626,538	1,424,991
Options issued for services	315,000	-
Company share of loss on equity investment	-	13,203
Changes in assets and liabilities:
Decrease in accounts receivable	248,224	2,482,437
Increase in other receivables	(384,345)	(1,540,590)
Increase in advances to suppliers	(1,346,653)	(3,091,849)
Receipt of deferred income	516,575	-
Decrease (Increase) in inventory	(105,675)	206,828
Increase (Decrease) in accounts payable	(769,217)	784,548
Increase in advance from customers	2,297,524	2,447,874
Decrease in accrued liabilities	(287,550)	(128,693)
Increase (Decrease) in other accounts payable	830,753	(683,493)
Net Cash Provided By Operating Activities	2,683,844	3,351,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances under notes receivable	-	(2,588,620)
Repayments of notes receivable	4,233,229	-
Purchase of fixed assets	(245,508)	(1,361,513)
Increase in construction in progress	(2,249,008)	(1,723,991)
Decrease in deferred charges	487	35,715
Return on long term investments	3,652,647	-
Net Cash Provided (Consumed) By Investing Activities	5,391,847	(5,638,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under notes payable	129,216	2,640,276
Repayments of notes payable	(5,294,252)	-
Proceeds from capital contributions	-	1,940,603
Advances from (Repayments to) shareholder	86,412	(1,159,477)
Decrease in long term liabilities	-	(508,702)
Net Cash Provided (Consumed) By Financing Activities	(5,078,624)	2,912,700

Exchange rate effect on cash	(2,559,012)	(322,742)
Net change in cash	438,055	303,127
Cash balance, beginning of period	1,478,264	899,689
Cash balance, end of period	$1,916,319	$1,202,816
The accompanying notes are an integral part of these financial statements.

-F3-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008
(Prepared Without Audit)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of China Energy Corporation. (“the Company”) as of August 31, 2008 and for the three and nine month periods ended August 31, 2008, and 2007, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended August 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2008.

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

2.	SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for income taxes during the nine month periods ended August 31, 2008 and 2007 was $800,000 and $500,000, respectively. Cash paid for interest during those nine month periods was $943,000 and $712,000, respectively.

There were no non cash investing activities during the reported periods.

Options to purchase common stock, valued at $315,000, were issued for services during the 2008 nine month period. There were no other non cash financing activities during the reported periods.

3.	SEGMENT REPORTING

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

-F4-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008
(Prepared Without Audit)

	Nine Months Period Ended August 31, 2008			Nine Months Period Ended August 31, 2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	4,894,540	9,472,754	14,367,294	4,001,900	9,284,500	13,286,400
Intersegment revenues	-	-	-	-	-	-
Interest expense (income), net	988,229	(220,087)	768,142	874,958	(367,068)	507,890
Depreciation & depletion	1,265,757	360,781	1,626,538	1,091,588	333,403	1,424,991
Segment profit	(1,354,223)	2,987,653	1,633,430 *	(529,203)	3,044,592	2,515,389
Corporate items	-	-	315,000 *	-	-	-

	August 31, 2008			August 31, 2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Segment assets	31,350,933	13,792,354	45,143,287	27,805,365	14,962,837	42,768,202
Assets not allowable to segments	-	-	1,694,794	-	-	1,733,334
Expenditures for
segment assets:
Construction in progress	3,811,758	5,734,630	9,546,388	1,596,489	1,644,751	3,241,240
Other assets	547,224	4,803,709	5,350,933	-	5,095,356	5,095,356
	* For the nine month period ended August 31, 2008, expenses not allocable to segments consist of stock options expensed during the quarter totaling $ 315,000 not included in segment profit of $ 1,633,430. For the nine month period ended August 31, 2008, total operating income was $ 1,318,430 including stock options expensed.

	Three Months Period Ended August 31, 2008			Three Months Period Ended August 31, 2007
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	114,441	2,058,878	2,173,319	749,763	3,355,099	4,104,862
Intersegment revenues	-	-	-	-	-	-
Interest expense (income), net	352,708	(75,309)	277,399	194,160	(89,352)	104,808
Depreciation &
depletion	(103,820)	121,531	17,711	377,608	104,925	482,533
Segment profit (loss)	(1,117,119)	391,470	(725,649)	(633,397)	604,502	(28,895)

-F5-

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

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the nine month periods ended August 31, 2008 compared to August 31, 2007.

	Nine Month Periods Ended August 31,
	2008		2007

Revenue	$ 14,367,294	100%	$ 13,286,400	100%
Cost of Sales	10,604,383	74%	9,158,026	69%
Gross Profit	$ 3,762,911	26%	$ 4,128,374	31%

Coal Group

For the nine month periods ended August 31, 2008, revenues for Coal Group were $ 9,472,754 in 2008 compared to $ 9,284,500 in the comparable nine months of 2007. The $ 188,254 increase is a result of the escalating demand in the market for coal which, in turn, causes the increase in price per ton of coal. Although Coal Group’s revenues increased during the nine month period, the level of the increase in revenues projected given the increase price per ton of coal was hindered as a result of transportation constraints as mentioned below.

Coal Group revenues are determined by Government regulation as a minimum price per ton is enforced. Coal Group’s selling price per ton has consistently been above this minimum set standard. A significant amount of revenues were generated from the coal mine. In addition Coal Group met the demands of customers by supplementing coal mine production with outside purchases.

Coal Group does not typically sign contracts to fix its prices per ton. This allows Coal Group to sell its products at the going market rate which, to the best of management’s knowledge, will continue its upward trend in price. Locking in a fixed price does not allow Coal Group to capitalize on the increase in demand for its products.

For the three month period ended August 31, 2008, revenues for Coal Group were $ 2,058,878 in 2008 compared to $ 3,355,099 in the comparable three months of 2007. The decrease of $ 1,296,221 is as a result of reduced capacity of railway transportation. Coal Group also experienced this decrease during the second quarter of the 2008 year. Transportation has always been a challenge and with new routes being constructed, some routes previously used were not operational. The decrease was also as a result of the decreased capacity of the Laiyegou coal mine as a result of expansion efforts.

Heat Power

For the nine month periods ended August 31, 2008, revenues generated by Heat Power were $ 4,894,540 compared to $ 4,001,900 in the comparable nine months of 2007. The $ 892,640 increase was as a result of the increase in the number of users as a result of expansion in the XueJiaWan area. It is expected that this area will expand further in the next 2 fiscal years. Although Heat Power experienced an increase in revenues during this period, the projected level of revenues based on number of users was not met. This was as a result of the temporary shut down of the thermoelectric plant during the current quarter for the 2008 Summer Olympics as instructed by the PRC Government as mentioned below.

For the three month period ended August 31, 2008, revenues generated by Heat Power were $ 114,441 compared to $ 749,763 in the comparable three months of 2007. The $ 635,322 decrease was directly as a result of the temporary shut down of operations for the purpose of complying with PRC Government regulations to improve the air quality during the 2008 Summer Olympics. Heat Power was instructed to temporarily shut down operations from June 9th until September 20th. We do not expect to encounter further interruptions to our operations in the foreseeable future.

We expect our revenues to increase during the next two fiscal years as a result of retaining additional users while the XueJiaWan area is being further developed. The increase in revenues will also be attributed to the increase in the prices of heat supply in response to increased cost of raw materials. Revenues generated are a function of Government regulation as the prices charged are approved by the Government. The Government reviews the pricing of heating from time to time as market conditions change. Also, the cost of raw materials, coal, are also regulated by the Government as the price point which we obtain from suppliers is controlled as the Government ensures that such prices are affordable for utility companies. The incentive for the supplier to supply at such prices is that transportation routes are guaranteed and arranged by the Government, thereby saving transportation costs on part of the supplier. Such savings outweigh the reduction in the selling price for the supplier.

Cost of Sales

For the nine month periods ended August 31, 2008, cost of sales increased by $ 1,446,357 from the comparable nine month period of 2007, a result of change in the following expenses:

	Nine Months Periods Ended August 31
	2008	2007	Variance

Coal & freight	7,653,074	6,967,425	685,649
Utilities	580,490	260,013	320,477
Salaries	443,374	456,118	(12,744)
Operating supplies	238,057	236,724	1,333
Repairs	73,016	31,531	41,485
Other	385,360	144,982	240,378
Depreciation & depletion	1,231,012	1,061,233	169,779

Total	$10,604,383	$9,158,026	$1,446,357

For the nine month periods ended August 31, 2008 our gross margin was 26% compared with and 31% in the 2007 nine month period. The decrease resulted from the increase in the cost of coal, utilities and freight prices incurred by Heat Power. The price of coal is expected to continue on an upward trend. Our gross margin also decreased this quarter as a result of a decrease in revenues of Coal Group and Heat Power as mentioned above.

For the three month periods ended August 31, 2008, cost of sales decreased by $ 1,155,695 from the comparable three month period of 2007, a result of change in the following expenses:

	Three Months Periods Ended August 31
	2008	2007	Variance

Coal & freight	1,494,178	2,815,533	(1,321,355)
Utilities	165,672	103,065	62,607
Salaries	144,647	173,085	(28,438)
Operating supplies	72,355	102,382	(30,027)
Repairs	39,371	6,807	32,564
Other	7,717	2,588	5,129
Depreciation & depletion	529,212	405,487	123,725

Total	$2,453,152	$3,608,947	($1,155,795)

The decrease was primarily as a result of the decrease of the use of coal and freight by Heat Power as a result of the temporary shut down of operations as discussed above. As a result of the temporary shut down, salaries and operating supplies also decreased.

Salaries are expected to vary as a result of bonus structures set for employees. Operating supplies and utilities expenses are a direct function of revenues. The increase in utilities is also attributed to the increase in usage fees, substantially incurred by Coal Group.

Selling Expenses

For the three month period ended August 31, 2008, selling expenses decreased by $ 24,942 compared to the same period in 2007. For the nine month period ended August 31, 2008, selling expenses increased by $ 34,696 compared with the same period in 2007.

Salaries and wages increased as a result of retaining additional sales and marketing staff and also because of bonuses granted. Our sales tax expense will increase as a direct function of the variance in revenues.

	Nine Months Periods Ended August 31
	2008	2007	Variance

Salaries and wages	23,328	10,254	13,074
Office	1,120	-	1,120
Sales tax and other expenses	209,867	189,365	20,502

Total Expenses	$234,315	$199,619	$34,696

	Three Month Periods Ended August 31,
	2008	2007	Variance

Salaries and wages	4,255	3,792	463
Office	185	-	185
Sales tax and other expenses	18,298	43,888	(25,590)

Total Expenses	$22,738	$47,680	($24,942)

General and Administrative Expenses

For the nine month periods ended August 31, 2008, general and administrative expenses increased by $ 481,800 and for the three month period ended August 31, 2008, general and administrative expenses decreased by $54,052 from the comparable periods of 2007, a result of change in the following expenses:

	Nine Months Periods Ended August 31
	2008	2007	Variance

Office	452,412	274,487	177,925
Salaries and wages	380,263	267,629	112,634
Professional and other fees	282,252	124,193	158,059
Travel	274,061	246,272	27,789
Repairs	32,447	77,264	(44,817)
Exploration	1,338	58,453	(57,115)
Other expenses	76,867	1,310	75,557
Depreciation	395,526	363,758	31,768

Total Expenses	$1,895,166	$1,413,366	$481,800

	Three Months Periods Ended August 31
	2008	2007	Variance

Salaries and wages	129,443	100,810	28,633
Travel	59,663	108,502	(48,839)
Office	38,674	91,270	(52,596)
Professional and other fees	27,033	47,885	(20,852)
Repairs	2,513	11,994	(9,481)
Exploration	1,338	395	943
Other expenses	30,867	1,310	29,557
Depreciation	133,547	114,964	18,583

Total Expenses	$423,078	$477,130	($54,052)

Salaries and Wages. During the nine months periods ended, salaries and wages increased as a result of retaining additional staff in our thermoelectric plant operations and also as a result of granting bonuses. We expect salaries and wages to vary. The increase during the three month period ended was not as substantial as a result of the temporary shut down of Heat Power’s operations as mentioned above.

Office. During the nine months periods ended, the increase was primarily a result of distributing promotional materials to potential customers of Coal Group and Heat Power, advertising in trade magazines and on billboards. We expect such expenses to increase for the foreseeable future as such efforts have been effective in increasing our revenues. Heat Power’s promotion efforts were scaled back as a result of the temporary shut down of operations which resulted in the decrease during the three month period ended.

Travel. During the nine months periods ended, travel expense increased as a result of travel by engineering consultants to the thermoelectric plant and also travel incurred by sales staff in their marketing initiatives. We expect such expenses to recur on an ongoing basis. For the three month period ended, Heat Power’s travel costs were reduced substantially as a result of the temporary shut down of operations.

Repairs. In the 2007 period, repairs were made mostly to Coal Group’s office building as the facilities required repairs after flooding that occurred during the last quarter in 2006. All repairs to our office building have been made. Additional repair expenses were incurred for minor repairs to equipment.

Professional and other Fees. For the nine months periods ended professional fees increased as result of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also incurred to retain environmental professionals which assisted in the implementation of environmental protection policies and procedures for the LaiYeGou Coal mine and also for our thermoelectric plant operations. Fees paid to environmental professionals are expected to be an ongoing expense. For the three month period ended, such fees paid by Heat Power were reduced as a result of the temporary shut down of operations.

Finance Expense

For the nine month periods ended August 31, 2008 and 2007, finance expenses amounted to $ 768,142 and $ 507,890, respectively. The interest expense incurred was a result of loans obtained by Coal Group. Please refer to “Sources of Capital” below.

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

Liquidity and Capital Resources

As of August 31, 2008 we had a working capital deficit of $ 20,816,266.

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

Coal Group obtained loans from the Agriculture Commercial Bank amounting to 32 million RMB or $ 4,673,634 to assist in funding working capital needs.

The remaining balance in our Notes Payable account consists of $ 584,204 for obligations for mining rights due in annual installments.

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Cash Flows Operating Activities:

Our cash flows provided by operating activities were $ 2,683,844 and $ $ 3,351,580 for the nine month periods ended in 2008 and 2007, respectively. The following summarizes the inflow and outflow of cash for these periods:

	2008	2007
Net income (loss)	$ (257,330)	$1,436,322
Depreciation and amortization	1,626,538	1,424,991
Options issued for services	315,000	-
Decrease in accounts receivable	248,224	2,482,437
Increase in other receivables	(384,345)	(1,540,590)
Increase in advances to suppliers	(1,346,653)	(3,091,849)
Increase in advances from customers	2,297,524	2,447,876
Decrease (increase) in inventory	(105,675)	206,828
Increase (decrease) in accounts payable	(769,217)	784,548
Other	1,059,778	(798,985)
Net Cash Provided By Operating Activities	$2,683,844	$3,351,578

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

Investing Activities:

Our cash provide by investing activities were $ 5,391,847 for the nine month period ended August 31, 2007 and cash consumed by investing activities were $ 5,638,409 for the nine month periods ended August 31, 2007.

Construction in progress charges incurred were as a result of funding for the Coal Group Laiyegou coal mine expansion and also the Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations. Heat Power also purchased additional production equipment for the thermoelectric plant operations. Various production equipment which became obsolete were disposed of in Heat Power’s operations.

The Company granted notes to two vendors previously of which $ 4,233,229 were repaid. The full balance is expected to be repaid by the fiscal year end. The Company had previously made investments in two other companies of which such investments were converted to promissory notes during the quarter of which $3,652,647 were repaid

The Company has a $ 210,394 investment in Litai Coking Co. Ltd Litai Coking Co. Ltd. is a customer of the Company owned coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. LiTai Coking Co. Ltd was not operating in 2008 and did not generate an income or loss.

Financing Activities:

Our cash flows consumed by financing activities were $ 5,078,624 for the nine month period ended 2008. Cash flows provided by financing activities for the same period in 2007 were $ 2,912,700.

We added $86,412 during the quarter to the loans from shareholders. All shareholder loans bear interest at 6.31% and are due on demand. The outstanding balances of such loans, at August 31, 2008, were as follows:

Ordos City YiYuan Investment Co., Ltd.	$810,583
Hangzhou Dayovan Group Co., Ltd.	4,476,465
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,402,091
Total	$6,689,139

Coal Group had previously obtained loans from the Agriculture Commercial Bank amounting to 70 million RMB or $10,552,091 to assist in funding working capital needs. This balance was reduced to $5,257,839 at August 31, 2008.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 3rd fiscal quarter ended August 31, 2008, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds - None.

ITEM 3. Defaults Upon Senior Securities - None.

ITEM 4.            Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification
99.1	2008 Stock Option Plan*

· Incorporated by reference from Form 8K originally filed on February 13, 2008.

REPORTS ON FORM 8-K

  Form 8K Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers - Filed with the SEC on August 19, 2008 - Announcement of the departure of Director, Robert Delapenha.
  Form 8K Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers - Filed with the SEC on September 15, 2008 - Announcement of the departure of Director, Dudley Delapenha.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: October 20, 2008

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

/s/ Fu Xu
By:
Fu Xu
Chief Accounting Officer