Form 10-K
period 2008-11-30
China Energy CORP
filed 2009-03-16
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2008

☐        Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

                    Yes  ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.        ☐ Yes     ☒ No

State issuer’s revenue for its most recent fiscal year: $ 19,562,793 for the fiscal year ended November 30, 2008.

The Company’s common stock is listed on the OTCBB under the stock ticker symbol “CHGY”. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $ 468,424 as of March 16, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2008 was 45,000,000. DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes  ☐ ; No  ☒

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

ITEM 1.                          BUSINESS

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

Inner Mongolia Tehong Coal Group Co., Ltd. (“Coal Group”)

Coal Group produces coal from the LaiYeGou coal mine located in Erdos City, Inner Mongolia, People’s Republic of China (“PRC”). Coal Group’s trade consists of production and processing of raw coal for domestic heating, electrical generation and coking purposes for subsequent steel production. The principal sources of revenue are generated from local heating power industry.

Coal Group has the capability of producing 800,000 tons of coal per year based on current levels of input and enhancement of productions lines currently completed.

The raw coal produced is non caking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation. It has low sulphur and low chemical emission which satisfies government environmental protection standards with heating capability of 6,800 -7,000 Kilocalories (“Kcal”).

The following consists of tonnage of coal produced and purchased from external sources in the past 5 years:

Year	Produced	External Sources
2004	506,913	34,295
2005	612,739	100,358
2006	549,970	3,572
2007	459,055	132,764
2008	264,098	50,000

Production levels dropped in 2008 as a result of the mine being shut down for 3 months as a result of expansion effortst and also for a further 2 months as a result of the mandatory shut down as per the PRC Government during the summer Olympics.

Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”)

Heat Power currently supplies heating requirements throughout the XueJiaWan district in Ordos City, Inner Mongolia with its thermoelectric plant and 21 heating plants previously used exclusively for heating supply operations and now being used as heat transfer stations. These plants are operated by Heat Power employees. In 2003, the Autonomous Region Planning & Reform Committee appointed Heat Power to establish a thermoelectric plant providing heating and electricity capable of expanding coverage in the area serving a larger population base.

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

On September 8, 2006, new regulations came into effect concerning the merger and acquisition of domestic PRC companies by foreign investors (herein referred to as the “New Regulations”) promulgated by the Ministry of Commerce and other regulatory departments.

Under the New Regulations, CEC is required to undergo an application process to convert Coal Group and Heat Power from domestic PRC companies to FIE’s wherein a FIE business license is obtained. In doing so, the acquisition of both the companies by CEC under the New Regulations is classified under a type of acquisition called “Equity Acquisition” wherein CEC, being the foreign investor, shall invest cash equity interest into both companies with the acquisition price to be determined by an asset valuation of both companies prepared by a PRC asset valuation company as approved by the Ministry of Commerce of the PRC. The asset valuation will be based on PRC generally accounting standards and not based on US Generally Accepted Accounting Principles. The acquisition price and hence asset valuation cannot exceed certain guidelines as mentioned below.

The registered paid up capital of Coal Group as of to date is 60 million RMB or approximately $ 8.5 million and 2.5 times this amount is $ 21.25 million. The 49% registered paid up capital of Heat Power (CEC’s total interest in Heat Power) as of to date is 24.5 million RMB or approximately $3.4 million and 2 times this amount is $ 6.8 million. The total acquisition price per company is capped per the following guidelines provided by the Ministry of Commerce:

Registered paid up capital	Total Investment
Less that $ 2.1 million	Cannot exceed 1.43 times the amount of registered paid up capital
$ 2.1 to $ 5 million	Cannot exceed 2 times the amount of registered paid up capital
$ 5 million to $ 12 million	Cannot exceed 2.5 times the amount of registered paid up capital
More than $ 12 million	Cannot exceed 3 times the amount of registered paid up capital

Coal Group’s registered paid up capital is between $5 and $ 12 million and therefore the acquisition price under the New Regulations cannot exceed 2.5 times the registered paid up capital amount. Therefore upon granting of the FIE license, the CEC will be liable for no more than approximately $ 21.25 million given that no further capital contributions are made to Coal Group. Heat Power’s total registered paid up capital is approximately $ 7 million and therefore the acquisition prices cannot exceed 2 times the registered paid up capital amount. CEC’s interest in Heat Power is 49% and therefore the maximum acquisition price is approximately $ 6.8 million ($ 7 million * 49%*2).

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

Please refer to Exhibit 10.2 and 10.3.

History and result of operations

CEC was incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to provide heat and electricity to networks in rural developments. CEC is considered a shell company until it entered into the Share Exchange Agreement to acquire its subsidiaries, Coal Group and Heat Power, on November 30, 2004.

Although CEC is the legal survivor of this acquisition and is the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States, the transaction was accounted for as a reverse merger, whereby Coal Group is considered the “acquirer” of CEC for financial reporting purposes as its shareholders control a majority of the post transaction combined company. Among other matters, this requires CEC to present in all financial statements and other public information filings, prior historical and other information of Coal Group, and requires a retroactive restatement of Coal Group historical shareholder investment for the equivalent number of shares of common stock received in the merger. Accordingly, our financial statements present the results of operations of Coal Group and Heat Power that reflect the acquisition of November 30, 2004 under the purchase method of accounting. Subsequent to November 30, 2004, the operations of the Company reflect the combined operations of CEC, Coal Group and Heat Power.

Since the inception of Coal Group in 2000, its trade consists of production and processing of raw coal for both domestic heating and electrical generation purposes and acting as a brokerage in facilitating coal trade buyers and sellers. Our brokerage activities to date have been limited as our focus is on direct supply of raw coal.

Through Heat Power, we operate a thermoelectric plant and 21 heat transfer stations located in XueJiaWan, Ordos City in which we have a monopoly for heating supply granted to us by the Inner Mongolia government.

For the years ended November 30, 2008 and 2007, we generated net income of $ 3,890,712 and $ 2,973,838, respectively.

Our principal business office is located at No.57, Xinhua East Street, Hohhot City, Inner Mongolia. Our administrative branch office for North American investor relations and U.S. regulatory reporting is located at 6130 Elton Ave., Las Vegas, Nevada 89107.

Principal Products, Services and Their Markets

Coal Group

Acquisition of LaiYeGou Mine and Mining Right

The LaiYeGou mine was acquired in June 1999. Property acquisition in China is through 50 or 70 year lease and this is the only type of ownership permitted in China. Coal Group has leased the land surrounding the mine and the mine itself for a period of 50 years. Since acquisition of LaiYeGou in 1999, Coal Group’s activities has been coal production for the purpose of supplying raw materials to heating and power industries, retail customers and coking factories for steel production.

All land in China belongs to the PRC Government. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC Government. In December 2005, Coal Group’s mining right was assessed to be approximately $ 3.7 million for a period of 14 years commencing November 2005. This mining right is regarded as an Intangible Asset to be amortized over a period of 14 years. As of November 30, 2008, we have fulfilled our obligations and have made full payment for the right.

The LaiYeGou coal mine is an underground operation capable of producing 800,000 metric tons of coal per year after undergoing expansion efforts. Occupying an area of 230.3 hectares (approximately 569 acres) at Dongsheng Coalfield near Dongsheng City, LaiYe Gou has established proven and probable reserves of 27.09 million tons. The product mined, is high quality, non-caking, coal that has low sulphur, low phosphorus and low ash contents which does not fuse together or cake when heated but burns freely and is used mainly for heating and electric power generation.

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

Proven and Probable Reserve Survey

Our survey of reserves is performed by No. 153 Exploration Team of Inner Mongolia Coalfield Geological Bureau, surveying the district of Hongjingta area consisting of 7,800 hectares (approximately 19,266 acres). LaiYeGou is included in Hongjingta and is 230.3 hectares (approximately 569 acres) or 3% of the total survey area. The survey consists of 3,454 samples including 184 outcrops (a body of rock exposed at the surface of the Earth), 140 trenches and 32 drilling samples. The distance between each sample is 4,428 hectares (approximately 10,937 acres).

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

Continuous Reserve Coal:

These types of reserve and non reserve coal sampled are extrapolated to be continuous between sampling points of which may not be consistent.

Proven and Probable Reserves

The reserves in the LaiYeGou Coal Mine are as follows as of March 2005 in thousand ton units:

Proven reserves	21,160
Probable reserves	4,930
Total reserve***	26,090

Insitu proven reserve consumed	6,590
Probable reserves**	4,939
Reserve developed *	14,570
Total	26,090

*These reserves were developed during our expansion of LaiYeGou.

** Probable reserves are assigned to existing facilities whereby existing infrastructure and equipment allows these reserves to be mined at current production levels.

*** Reserves are insitu (in the ground)

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

Mining Method

Coal Group currently uses the “Long Wall” production of mining will be used whereby large rectangular blocks of coal are defined during the development stage of the mine and are then extracted in a single continuous operation. Each defined block of coal, know as a panel, is created by driving a set of headings from main or trunk roadways in the mine, some distance into the panel.

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

Employees

There is approximately 150 staff working in the mine under the supervision of one contractor, Wu Lingwen. Coal Group has an agreement with Wu Lingwen for a period of 3 years commencing March 1, 2006. The agreement was renewed for a further 2 years. Wu Lingwen shall be responsible for all areas of production and processing.

Screening, Crushing and Loading Facilities

Our screening facilities consist of a filter which divides three types of coal according to customer specifications. We use manual screening method to filter the coal consisting of two screens of different filters and steel frame to support the facility.

We do not have crushing facilities. We also do not have washing facilities and therefore do not incur losses of product from this process.

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

The source of power is provided by the Agricultural Power Supply Bureau and the Erdos Power Industry Bureau, public utility companies owned by the Government.

Coal Group Markets

Coal Group’s main product is “Raw coal” or “Mixed coal” consisting of large, middle and powdered coal; accounting for more than 90% of our sales. Coal Group does not specifically sell large mass coal, median mass coal and powder coal unless it is requested by the customer.

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

The size specifications and price per ton is as follows:

Type of Coal	Specification in Centimeters	Percentage Coverage	Unit Price Per Ton
Large mass coal	>20	30%	$ 74
Middle mass coal	1-20	40%	$ 57
Powered coal	<1	30%	$ 43

These specifications are similar for coal purchased from other companies.

Pricing

The following are annual production per ton and weighted average prices received in the past five years:

Year	Annual Production Per ton	Weighted Average Price
2004	506,913	$ 10
2005	612,739	$ 24
2006	549,970	$ 24
2007	459,055	$ 25
2008	264,098	$ 58

Contracts to be Awarded

Each year, the China Coal Industry Association convenes a supply and sale meeting whereby contracts to supply coal to power stations are awarded to suppliers based on levels of production.

Coal Group is classified as one of the top 20 coal producers and, as a result, will be awarded contracts to service various regions. The meeting attendees included National Planning and Reforming Committee, Railway Ministry Communication Ministry, National Electric Power Corporation, Coal Industry Association, and the Provincial Planning and Reforming Committee.

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

LaiYeGou being a mid scale mine, grants Coal Group contracts not only to supply its products but also the guarantee of transportation routes. Government granted transportation routes are far more reliable and cost effective compared to the hire of 3rd party contractors to deliver products.

LaiYeGou Expansion

In response to the escalating demand for its coal products, Coal Group invested in infrastructure improvements necessary for increasing annual production capability of the LaiYeGou Coal Mine to 800,000 tons per year. Infrastructure improvements commenced in May 2006 and were recently completed. The cost of the expansion is approximately $ 10 million and was financed through shareholder and bank loans. Please see “Sources of Capital”.

Heat Power

Heat Power was founded in September 2003 in XueJiaWan Town, Inner Mongolia. Since its inception, Heat Power operated an existing Heat Power plant in XueJiaWan as part of its agreement with the Zhunger County Government to phase out the existing heating plant for development of a more efficient and effective plant with heating and electricity generation capabilities as per the monopoly granted as mentioned below.

Heat Supply License

On July 29, 2003 Heat Power was granted the license and monopoly by the Zhunger County Government to provide the entire XueJiaWan area including Donghua and Yinze residential area, centralized heating service. The monopoly was granted for an undetermined period of time given Heat Power maintains production capabilities and predetermined prices set by the Zhunger County Government.

Thermoelectric Plant

The thermoelectric plant was constructed by December 2005 and put into operation effective September 2006. The thermoelectric plant allows for a centralized heat and electricity supply in the area with 110,400,000 Mega Joules and 144,000 Megawatts, respectively generated per year.

Heat Power will provide electricity to users by merging an electrical network with Electric Power Group, a Government owned enterprise. Heat Power has also constructed additional heat transfer stations, total 21 to date, to improve the efficiencies and reliability of the thermoelectric plant. There are 21 heat transfer stations. Heat Power is also in the process of construction additional boilers necessary supplement to ensure stable and reliable heat supply.

Heat Power will require approximately 120,000 tons of powdered coal to sustain current operations. Guanbanwusu will supply the required 180,000 tons of coal per year on a non contracted basis.

Supply of Powered Coal

The powdered coal required to generate heating is supplied by Guanbanwusu and has a heating capability of 4600-4,900 kcal and is low sulphur, low phosphorus, medium ash, and high ash melting point, which satisfies the Government Environmental Protection Standard and is regarded as environmentally friendly coal. The coal shall have a minimum heating capacity of 4,600 Kcal or reduction of price per ton is implemented. Guanbanwusu is responsible for transporting coal to the plants.

Heat Power also obtains its supply of powdered coal from other suppliers of which there is no formal agreement. Suppliers are hesitant to enter into agreements for a fixed price as a result of the price of coal fluctuating on an upward trend.

Tax Exemption

The Ministry of Finance and National Tax Administration Bureau has granted Value Added Tax (“VAT”) exemptions for heat supply industries operating in Inner Mongolia where VAT applicable on revenue or expenses will not be required to be remitted or withheld, respectively. The exemption is effective until 2010.

Expenses paid for construction are subject to VAT. Please see below “Taxation Rates”. Tax exemptions were granted mainly as a result of the government encouraging economic development in the area. XueJiaWan, prior to construction of the thermoelectric plant, did not have efficient methods of providing heating and electrical requirements to users, resulting in large amounts of raw material coal being consumed with very low levels of output of heating and electricity. The thermoelectric plant allowed for a more efficient and effective means for distribution with a centralized heat and electricity supply throughout the area.

Heat Power Markets

Heat Power’s marketing efforts are solely devoted to obtaining heat supply monopolies and contracts with monopolized divisions for supply of electricity through the Inner Mongolian government and related city planning authorities. To obtain these monopolies, Heat Power must demonstrate that it can meet the following requirements:

1)	Reputation and operating history of the company. The company shall have a good reputation record, including never having been involved in illegal operations or default on payment of taxes.

2)	Production capability requirements. No operating history is requested, but the company shall have the capability to manage the heat supply station and enlarge its production capacity if needed. The PRC Government does not specify production capabilities, only that heat supply stations are operational.

3)	Reputation of directors and officers. The Company’s directors, supervisor or top management must obey “China Company Act” and the “Controlled Regulation of Artificial Person Registration”.

As per the above, Heat Power and its management meet these requirements. Contracts are awarded through government appointment through evaluating these criteria in submission of contract bids. In addition, these contracts must specify prices charged which may be capped for a certain period as determined and approved by the local price control committee. Competition in obtaining monopolies is largely mitigated by a good review of operating history. To the best of management’s knowledge, there are few entities which have the ability to maintain production and expansion capabilities and have a good operating history.

The monopoly is granted for an undetermined period of time given that production capabilities and prices are maintained. So as long as heat is supplied to the specified area, there are no termination provisions.

Outlook on future demand for coal

Integral to China’s industrial expansion and related energy demand escalation at the present time, the PRC Government is encouraging sectors to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country. As a consequence, the future demand in China for coal; a key factor underpinning the output of power stations and such factories reaching 1.650 billion metric tons during the present calendar year, 1.820 billion metric tons in 2010 and 2.100 billion metric tons by 2020. However, estimates of supply deficiencies also are sizable at 250 million metric tons and 700 million metric tons in 2010 and 2020, respectively.

Diesel is an alternative competing factor to coal however it is generally not used as most energy generation plants and users are only equipped to receive coal as a raw material. The use of diesel is also not cost effective as it is 4 times higher in price compared to coal products; however, diesel has a higher energy rate per ton compared to coal.

In addition to the excess demand, transporting coal from Shanxi Provice to Hebei Province proves to be a challenge as transportation routes are currently inefficient and or non-existent. Currently, the development and improvement of roads and railways cannot keep up with levels of demand. There are plans for city planners to rectify this issue with allocating resources to bettering and building transportation systems; however, to our knowledge, these improvements are not expected to materialize for at least the next 5 years which could result in lost sales and other opportunities for expansion.

As for Coal Group, methods of circumventing transportation challenges are to receive contracts granted by the Government whereby transportation is guaranteed from LaiYeGou coal mine to final destination. Where contracts which are privately arranged, transportation is arranged through hire of 3rd party transporters or by customers. In some instances, coal is purchased by 3rd parties close in proximity to train stations where transportation to customer’s destinations is more efficiently arranged for. However, transportation to destinations is limited to where routes are in place.

Heat Power’s transportation from Guanbanwusu to its plants is provided by Guanbanwusu.

Heating requirements are supplied throughout the XueJiaWan area through underground pipelines. Existing pipelines are used and in new areas expanded, the PRC Government has constructed new networks for this area.

Advertising and marketing strategy

Distribution Coal Group

Coal Group does not have methods of distribution as sales of its large, middle mass and powdered coal are largely being transported by customers. Coal Group will transport products by truck and by railway for certain customers that request this service.

Heat Power

Supply of powdered coal is delivered to Heat Power’s plants facilitated by Guanbanwusu. Guanbanwusu makes all necessary arrangements with third party transporters. The distance between the mine and operations is approximately 3 km.

The transportation industry is fairly competitive and Heat Power or Guanbanwusu could retain other transporters should there be a need.

Subcontractors

Coal Group hires contractors to hire staff to work in the LaiYeGou coal mine. There is currently 1 contract hiring 150 employees.

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

There are pressures from the PRC Government to use nuclear power instead of coal due to environmental concerns; however, coal reserves in China are abundant and less expensive and a switch to other forms of resources to generate energy is unlikely.

Heat Power does not have competition as it receives a monopoly to supply heating and electricity requirements to serviced areas. Competition in obtaining monopolies is largely mitigated by a good review of operating history by the PRC Government.

The monopoly is granted for an undetermined period of time given that production capabilities and prices are maintained. As long as heat is supplied to the specified area, there are no termination provisions.

Patents, Trademarks and Labor Contracts

We do not have any trademarks on our trade name or logo or patents on our products or production processes.

Employees

Principal Business Office

Coal Group

Coal Group has a total of 30 full time employees, and 150 contracted staff to operate the LaiYeGou coal mine. The 30 employees fill positions in its Administration, Accounting, Sales, Finance & Securities, and Management department.

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

Heat Power

Heat Power has 250 full time employees filling positions in our Administration, Finance, Heat Station Management and Project Management Departments and also at the thermoelectric plant.

Heat Power’s Administration and Finance departments have similar functions as Coal Group as above.

Its Heat Station Management department is responsible for inventory levels, purchasing, transportation, maintenance, safety, and overall management of the efficiency and operation of thermoelectric plant including heat transfer stations and boilers.

The Project Management department is responsible for design and production process specifications of new projects and appointing and managing subcontractors.

Heat Power has over 200 employees working in its heating stations in XueJiaWan consisting of engineers, technicians and management staff overseeing operations.

Administrative Branch Office

We have 3 consultants in our Administrative Branch Offices. Consultants provide translation and EDGAR filing services. The consultants also have access to legal counsel for the purpose of preparing the necessary reports to comply with regulations applicable to fully reporting companies. Mr. Ding provides this office space rent free.

Management believes that relations with its employees are good.

ITEM 1A.                   RISK FACTORS

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

Extensive national, regional and local environmental laws and regulations in the PRC affect our operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, which provide for user fees, penalties and other liabilities for the violation of these standards. We believe we are currently in compliance with all existing PRC environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely effect our operations. The enactment of any such laws, rules or regulations in the future may have a negative impact on our projected growth, which could in turn decrease our projected revenues or increase our cost of doing business.

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

We are under application to increase the pricing structures of heat supply with Bureau as a result of increases in the cost of coal. Should our application be rejected, this may affect our ability to meet our working capital needs and we may require capital from other sources such as shareholder or bank loans which may not be available to us.

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

Our stock is controlled by principal shareholders for the foreseeable future and as a result, will be able to control our overall direction.

Our 5% shareholders own an aggregate of 74% of our outstanding shares. As a result, the insiders could conceivably control the outcome of matters requiring stockholder approval and could be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See "Principal Stockholders."

FORWARD LOOKING STATEMENTS

This Form 10K includes forward-looking statements which include words such as "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy" or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward looking statements, including those described in "Risk Factors". We urge you to be cautious of these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On July 21, 2005, China changed it policy and no longer values its RMB in terms of US dollars. With this change, the Renminbi is expected to increase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
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

The 2 buildings are currently vacant with the exception of 3 floors which were previously occupied by 1 tenant. The space is rented on a month to month basis. Coal Group may consider renovation plans in the next fiscal year.

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

Current Conditions

The LaiYeGou coal mine is an underground operation where capacity is 800,000 metric tons per year. Since acquisition, we have made enhancements such as reconstruction of wider laneways for access to the mine and from mine to coal field, construction of 7 work stations and emergency exits, and improvements to the draught system.

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

Heat Power

Principal Business Office

Heat Power’s Administration, Finance, and Heat Station and Project Management Departments are located in newly constructed thermoelectric plant in Yingze Residential Area, Xuejiawan Town, Zhunger County. The office space is approximately 24,272 square feet.

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

At our Annual Meeting of Stockholders held on December 1, 2008 the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Position	Period Serving	Term (1)
WenXiang Ding	CEO, President, Director,	December 1, 2008 – November 30,	1 year
	Secretary, Treasurer	2009
YanHua Li	Director	December 1, 2008 – November 30,	1 year
2009
Fu Xu	CFO	December 1, 2008 – November 30,	1 year
2009
Locksley Samuels	Director	December 1, 2008 – November 30,	1 year
2009

(1)       Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended November 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

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

2008	High	Low
First Quarter	0.42	0.41
Second Quarter	1.02	1.01
Third Quarter	0.95	0.94
Fourth Quarter	0.42	0.42

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

DESCRIPTION OF SECURITIES

Pursuant to our articles of incorporation, the total authorized capital is 200,000,000 shares with a par value of $0.001 per share, of which 45,000,000 were outstanding as of March 16, 2009.

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

ITEM 6.                      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; November 30, 2008 compared to November 30, 2007.

	2008	% Sales	2007	% Sales
Sales	$ 19,562,793	100%	$ 20,251,033	100%
Cost of Sales	13,691,217	70%	13,597,468	67%
Gross Profit	$ 5,817,576	30%	$ 6,653,565	33%

Sales

Coal Group

Sales for Coal Group were $ 12,875,532 in 2008 compared to $14,625,907 in 2007. The $ 1,750,375 decrease was as a result of reduced capacity of railway transportation, decreased capacity of the LaiYeGou coal mine during expansion efforts and also because of the temporary shut down of operations for the purpose of complying with PRC Government regulations to improve the air quality during the 2008 Summer Olympics. Coal Group also was affected by the economic downturn experienced this year.

Coal Group has completed its expansion of the LaiYeGou coal mine and does not expect to encounter further interruptions in its business operations. With regard to the transportation challenges, Coal Group has secured contracts with customers which were equipped to transport their orders directly from the LaiYeGou coal mine. In previous years, transportation of coal products by customers proved to be difficult as roads were being reconstructed and a limited amount of transportation units were able to access the mine. With improved access points and securing contracts with customers with transportation units, we expect our sales to increase in line with demand and the increases in the price of coal.

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

Heat Power

Revenues generated by Heat Power were $ 6,687,261 in 2008 compared to $ 5,625,126 in 2007. The $ 1,062,135 increase was a result of the increase in the number of users as a result of the continued growth in the XueJiaWan area. It is expected that this area will expand further in the next 2 fiscal years. Although Heat Power experienced an increase in revenues during this period, the projected level of revenues based on number of users was not met. This was as a result of the temporary shut down of the thermoelectric plant during the 3rd quarter for the 2008 Summer Olympics as instructed by the PRC Government for the purpose of improving the air quality. Heat Power was instructed to temporarily shut down operations from June 9th until September 20th. We do not expect to encounter further interruptions to our operations in the foreseeable future.

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

Cost of Sales

Cost of goods sold expenses as of November 30, 2008 are as follows:

	2008	2007
Salaries	$ 849,445	$ 526,409
Operating supplies	703,106	610,669
Depreciation and depletion	2,043,128	1,622,067
Coal	7,620,871	7,751,372
Freight	570,980	758,188
Exploration and other fees	1,134,910	-
Utilities	499,563	360,427
Other costs	269,214	1,968,336

Total	$ 13,691,217	$13,597,468

Salaries increased as a result of additional staff being employed during expansion efforts of the LaiYeGou coal mine. Our coal consumption decreased as a result of the temporary shut down of operations of Heat Power during the 2008 Olympics. The cost of freight decreased as a result. Our utility costs increased to higher levels as rates increased significantly during the 4th quarter. The cost of coal increase significantly as Coal Group increased purchases from external sources. Coal Group expended its exploration efforts in a nearby mine in Loasangou to test whether acquisition of this mine is commercially viable and a worthy investment. Exploration efforts were contracted to Coalfield Geological Bureau. Coal Group does not intend on pursuing further exploration efforts in Laosangou as result of findings.

Administrative and Selling Expenses

	2008	% Expenses	2007	% Expenses
Salaries and Wages	$ 362,320	15%	$ 321,248	17%
Depreciation	511,832	21	462,934	24
Postage and office	108,745	5	89,316	5
Travel	110,977	5	161,146	8
Repairs	41,542	2	32,565	2
Professional and other fees	109,241	4	83,645	4
Pollution control	154,772	6	71,972	4
Fuel	82,346	3	87,150	4
Other expenses	932,849	39	629,513	32
Total expenses	$ 2,414,624	100%	$ 1,939,489	100%

Salaries and Wages. Wages increased as a result of retaining additional staff at the thermoelectric plant and also as a result of increase in base salaries and bonuses. We believe that such increase is in line with market rates in comparable industries in the region.

Postage and Office. The increase was attributed to various promotional materials being printed for Coal Group announcing our expansion efforts. With capacity to produce up to 800,000 tons per year as a result of enhancements made, we hope to secure long term contracts. Our marketing efforts prevailed throughout the temporary shut down of operations as a result of expansion efforts of the LaiYeGou coal mine and the summer Olympics. We expect such expenses to increase for the foreseeable future as such efforts have been effective in increasing our revenues.

Travel. Travel expense decreased as we did not incur additional costs for employees operating the thermoelectric plant for training. We expect to conduct our training on site. Our travel costs were mostly incurred by engineering consultants to the thermoelectric plant and also travel incurred by sales staff in their marketing initiatives. We expect such expenses to recur on an ongoing basis.

Repairs. Minor repairs were made to mining equipment as part of overall yearly maintenance schedule.

Professional and other Fees. Professional fees were paid for a procedural audit by various professionals to assess the overall operations of the thermoelectric plant and heat transfer stations as a result of our request to increase usage fees. In order to increase usage fees, we must comply with such audit as part of our application process. Fees were also paid to environmental professionals of which assisted in the implementation of environmental protection policies and procedures. Fees paid to environmental professionals are expected to be an ongoing expense. We also retained engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine.

Pollution control. Heat Power experienced an increase in anti pollution fees as assessed by the Environmental Protection Bureau. The fee is based on water usage by the thermoelectric plant, and heat transfer stations.

Interest Income (2008-$ 190,941 vs. 2007-$ 9,670), Interest Expense (2008-$ 953,791 vs. 2007-$707,588)

Interest income increase as a result of interest earned on loans granted to suppliers and associated firms by promissory notes and deposits on secured agreements. Interest expense increased as a result of loans obtained from the Agriculture and Baotou Commercial Banks as mentioned above in “Sources of Capital”.

Subsidy Income (2008 - $ 2,958,951 vs. 2007 - $ 659,247)

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

LaiYeGou Coal Mine

Composition:	Price Determined by:
Raw material:
Explosive material	Government - Local Price Bureau
Cost of sales:
Electricity	Government - Local Price Bureau
Transportation	Market
Loading	Market
Salaries	Market
Safety fund	Government - Coal Management Bureau
Overhead	Market

General and Administrative expenses:
Amortization	Tax Bureau
Salaries	Market
Welfare benefits	Government - Administration of Finance
Depreciation	Tax Bureau
Entertainment & promotion	Market
Electricity	Government - Local Price Bureau
Repairs	Market
Travel	Market
Conference	Market
Occupancy	Market
Research and development	Market
Advertising	Market
Labor union fees	Government - Administration of Finance
Employee education/training	Market
Labor protection fees/Social insurance	Government - Administration of Finance
Insurance	Market
Professional fees	Market

Selling expenses:
Travel	Market
Loading	Market
Custody charges	Market
Coal management	Coal Management Bureau
Site management	Market
Management fees	Market
Irrigation construction fund	Determined by the Administration of Finance
Auto	Market

Heat Power:

Composition:	Price Determined by:
Revenue: Selling price of Electricity	Government - Inner Mongolia Electric Power Co., Ltd.
Revenue: Selling price of Heating service	Government - Inner Mongolia Zhunger Pricing Bureau
Expenses:
Cost of coal and freight	Market
Utilities	Government - Local Price Bureau
Repairs	Market
Salaries	Market
Welfare benefits	Market
Depreciation	Tax Bureau

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

There is no national minimum wage. The Labor Law allows local governments to determine their own standards for minimum wages. Local governments generally set their minimum wage at a level higher than the local minimum living standard but lower than the average wage. Widespread official corruption and efforts by local officials to attract and keep taxpaying, job-producing enterprises that might otherwise locate elsewhere undercut enforcement of the minimum wage provisions.

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

The Role of the National Department and Reform Commission (NDRC)

The NDRC in its efforts to improve the efficiencies in coal mine operation, communication and transportation is taking the approach of shutting down smaller mines or any mine which does not meet its specified basic production requirements. The LaiYeGou mine is considered one of the larger mines in the area and therefore is not subject to these production requirements. Our production levels are determined by market demand.

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

Heat Power

Safety in Heat Power’s thermoelectric plant and heating plants are also regularly reviewed and monitored. On a quarterly basis, tests are preformed on pressure vessels, insulation, levels of toxicity and moisture, and overall operational efficiency by local Work Safe Labor Departments and Electric Power companies operated by the PRC Government.

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

Performance indicators

Our performance is affected by trends and uncertainties which we experience. Financial Measures:

1.      Achieve consistent sales levels of $ 25,000,000 each fiscal year.

Our sales are summarized as follows:

Year Ended Nov Year Ended Nov
	30, 2008	30, 2007
	(Audited)	(Audited)
Sales	$ 19,562,793	$ 20,251,033

2.	Cash flows generated from collection of accounts receivables and customer advances (unearned revenues) of $ 800,000 per month.

3.	Age of accounts receivable average 1 months.

It is common in the coal industry to consider accounts receivables within 1 year old to be current. This is a common perception not only in the industry in which we operate but also among other industries in China. The majority of our outstanding accounts are less than 6 months old.

4.	Increase of the number of coal customers to 500.

5.	Secure 50 contracted coal customers, preferably obtaining deposits prior to delivery of goods.

6.	Secure a further monopoly contracts with the Inner Mongolia Government to provide heating requirements in undeveloped rural regions.

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

For Heat Power, transportation of coal to our facility is provided by Guanbanwusu.

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

Liquidity and Capital Resources Working Capital Needs:

As of November 30, 2008 we had a working capital deficit of $ 22,000,986.

We estimate our cash requirements for the next 12 months Coal Group will require approximately $ 6,000,000 and Heat Power will require approximately $ 5,000,000, a total of $ 11,000,000 in order to cover our working capital needs as follows:

	Coal Group	Heat Power
Materials	300,000	4,000,000
Labor/Overhead	3,500,000	800,000
Selling/Administrative expense	2,200,000	200,000
Total	$ 6,000,000	$ 5,000,000

We currently are able to sustain our working capital needs through profits we generate and bank and shareholder loans.

We anticipate sales will generate the cash flow from collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans to be sufficient to sustain our working capital needs. However we may require other sources of capital.

Sources of Capital:

Coal Group obtained loans from the Agriculture and Baotou City Commercial Bank amounting to $ 5,558,888 to assist in funding working capital needs. The terms and principle amount of the loans granted are as follows:

Due date	Interest rate	Principle
October 22, 2009	8.316%	$ 2,633,156
March 30, 2009	8.964%	1,462,866
April 23, 2009	8.964%	1,462,866
Total		$ 5,558,888

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Plans for Expansion:

Coal Group

Coal Group has recently completed its expansion of the LaiYeGou Coal mine and has increased its capacity to 800,000 tons of per year. Coal Group does not intend to take on any further projects requiring substantial capital in the next 12 months.

Heat Power

The thermoelectric plant was put into operation September 2006. Heat Power does not intend to take on any other projects requiring substantial capital in the next 12 months. Heat Power is currently constructing additional boilers to supplement the thermoelectric plant operation.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Cash Flows Operating Activities:

Our cash flows provided by operating activities were $ 5,264,271 for 2008 and $ 13,391,569 for 2007. The following summarizes the inflow and outflow of cash for these periods:

	2008	2007
Net income	$ 3,890,712	$ 2,973,838
Increase in accounts receivable	(723,446)	(2,309,175)
Increase in customer advances	1,689,854	1,928,308
Decrease (increase) in advances to suppliers	(3,279,091)	1,199,215
Decrease (increase) in inventory	(508,824)	472,142
Increase in deferred income	1,188,747	1,664,841
Increase in other accounts payable	526,325	2,237,280
Other	2,479,994	(5,225,120)
Net Cash Provided (Consumed) By Operating Activities	$ 5,264,271	$ 13,391,569

Accounts Receivable. The increase in accounts receivables are mainly attributed to Heat Power’s user fees made on account. The age of such accounts was less than 3 months. Coal Group’s sales on account were also outstanding for less than 6 months.

As of November 30, 2008, Coal Group did not have any receivables. For Heat Power, the collection of accounts for users of our heating and electrical network varies from 4-6 months. As of November 30, 2008, approximately 87% of Heat Power’s accounts were outstanding for less than 6 months.

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

Advances to Suppliers. Advances increased as a result of advances made to suppliers of materials required for the LaiYeGou coal mine expansion. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Inventory. The majority of the inventory relates to Heat Power’s supply of coal for use in thermoelectric operations and consists of operating supplies used by Heat Power for heat generation such as raw coal and boiler fittings.

Other Accounts Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees. Heat Power previously accrued a hold back fee on 5-10% of the value of materials used in Heat Power’s construction of the thermoelectric plant to be held back for the duration of the warranty period. Upon expiration the holdback fee is payable to the vendors and resulted in the decrease in other accounts payable compared to 2007.

Deferred income. These amounts consist of Heat Power’s receipt of reimbursements from various real estate development companies for the costs of constructing pipelines to connect to rural areas being developed. The income will be recognized based on a 10 year straight line depreciation of equipment used in thermoelectric plant operations.

Investing Activities:

Our cash consumed by investing activities were $ 923,282 in 2008 and $ 13,721,760 in 2007. Heat Power procured various fixed assets necessary for the thermoelectric plant and the decrease in construction in progress compared to 2007 levels was as a result of amounts subsequently transferred to fixed assets heat transfer stations were completed during 2008. Construction in progress charges consist of expenses paid for LaiYeGou coal mine expansion and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant.

The Company granted notes to two vendors previously of which $ 2,233,935 were repaid. The full balance is expected to be repaid by 2nd quarter ended. The Company had previously made investments in two other companies of which such investments were converted to promissory notes during the 3rd quarter of which $3,853,884 were repaid

The Company has a $ 255,776 investment in Litai Coking Co. Ltd. Litai Coking Co. Ltd. is a customer of the Company owned coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. LiTai Coking Co. Ltd was not operating in 2008 and did not generate an income or loss.

Financing Activities:

Our cash flows consumed by financing activities were $ 5,611,438 in 2008 and cash flows provided by financing activities in 2007 were $ 1,709,673.

All land in the China belongs to the PRC. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC Government. In December 2005, Coal Group’s mining right was assessed to be approximately $ 3.7 million for a period of 14 years commencing November 2005. This mining right is regarded as an Intangible Asset to be amortized over a period of 14 years. As of November 30, 2008, we have fulfilled our obligations by payment of our remaining balance of $ 1,712,837.

Coal Group also obtained additional loans from the Agriculture and Baotou Commercial Bank to fund working capital needs as mentioned above in “Sources of Capital”.

A substantial portion of the cost of construction of the thermoelectric plant has been provided by shareholder loans. The outstanding balance of these loans at November 30, 2008 is as follows:

Ordos City YiYuan Investment Co. Ltd.		$ 1,535,992
Hangzhou Dayovan Group, Ltd.		5,101,839
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,760,278
WenXiang Ding		1,810,856
	Total	$10,208,965

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

Heat Power sales level relating to heat generation is not provided from October through April as the climate in the region is high, reducing heating requirements.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

November 30, 2008 and 2007

CHINA ENERGY CORPORATION

Consolidated Financial Statements

NOVEMBER 30, 2008

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors – China Energy Corporation

I have audited the accompanying consolidated balance sheets of China Energy Corporation as of November 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended November 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Energy Corporation as of November 30, 2008 and 2007 and the results of its operations and cash flows for the years ended November 30, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey, Certified Public Accountants March 16, 2009 Wayne, New Jersey

-F1-

CHINA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
November 30, 2008

ASSETS	November 30, 2008	November 30, 2007
Current Assets:
Cash	$ 296,455	$ 1,478,264
Accounts receivable	4,724,882	3,683,819
Advances to suppliers	4,637,041	1,180,386
Other accounts receivable	2,128,642	914,451
Inventory	685,985	152,133
Total current assets	12,473,005	7,409,053
Fixed Assets:
Plant property, and equipment	33,668,657	28,987,311
Construction in progress	10,710,321	7,626,021
Total fixed assets	44,378,978	36,613,332
Less, accumulated depreciation and depletion	4,700,282	2,903,646
Net fixed assets	39,678,696	33,709,686
Other Assets:
Investment property, net of depreciation of $120,686 and $69,755	1,979,029	1,872,366
Intangible asset, net of amortization of $940,055 and $585,225	3,468,906	3,347,484
Long term investment	255,776	3,889,182
Long term notes receivable	2,832,107	4,790,480
Total other assets	8,535,818	13,899,512
Total Assets	$60,687,519	$55,018,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$ 5,558,888	$10,552,091
Accounts payable	7,780,928	6,011,492
Advances from customers	4,675,139	2,721,869
Accrued liabilities	291,373	1,754,584
Shareholder loans	10,208,965	7,568,227
Other accounts payables	5,958,701	4,746,160
Total current liabilities	34,473,994	33,354,423

Long Term Obligations	-	1,623,399

Deferred Income	3,018,568	1,664,841

Stockholders’ Equity:

Common stock: authorized 200,000,000 shares of $.001 par value; 45,000,000 issued
and outstanding	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	-
Retained earnings	9,952,519	6,692,664
Statutory reserves	1,819,915	1,189,058
Other comprehensive income	2,406,721	1,793,061

Total stockholders’ equity	23,194,960	18,375,588
Total Liabilities and Stockholders’ Equity	$60,687,519	$55,018,251
The accompanying notes are an integral part of these financial statements

-F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended November 30, 2008 and 2007

	2008	2007
Revenue	$19,562,793	$20,251,033
Cost of sales	13,691,217	13,597,468

Gross profit	5,871,576	6,653,565

Administrative and selling expenses	2,414,624	1,939,489
Operating income	3,456,952	4,714,076

Other income (expense):
Interest income	190,941	9,670
Interest expense	(953,791)	(707,588)
Nonoperating income	311,281	141,973
Nonoperating expense	(691,897)	(116,774)
Subsidy income	2,958,951	659,247

Income Before Income Taxes	5,272,437	4,700,604
Provision for Income Taxes	1,381,725	1,726,766

Net Income	3,890,712	2,973,838
Other Comprehensive Income:
Profit on foreign currency conversion	613,660	917,124
Total Comprehensive Income	$ 4,504,372	$3,890,962

Net Income per share -
Basic and Diluted	$.09	$.07

Weighted average number of shares outstanding	45,000,000	45,000,000
The accompanying notes are an integral part of these financial statements

-F3-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended November 30, 2008, and 2007

			Additional	Paid in			Other
	Common Stock		Paid in	Capital	Retained	Statutory	Comprehensive
	Shares	Amount	Capital	Stock Options	Earnings	Reserves	Income	Total
Balance, November 30, 2006	45,000,000	$45,000	$8,655,805	$ -	$ 4,164,902	$ 742,982	$ 875,937	$14,484,626
Net income for period					2,973,838			2,973,838
Other comprehensive income	-	-	-		-	-	917,124	917,124
Allocation of statutory reserve	-	-	-	-	(446,076)	446,076	-	-
Balance, November 30, 2007	45,000,000	45,000	8,655,805		6,692,664	1,189,058	1,793,061	18,375,588
Value of stock options granted				315,000				315,000
Net income for period					3,890,712			3,890,712
Other comprehensive income	-	-	-	-	-	-	613,660	613,660
Allocation of statutory reserve	-	-	-	-	(630,857)	630,857	-	-
Balance, November 30, 2008	45,000,000	$45,000	$8,655,805	$315,000	$ 9,952,519	$1,819,915	$2,406,721	$23,194,960

The accompanying notes are an integral part of these financial statements.

-F4-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended November 30, 2008 and 2007
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income	$ 3,890,712	$ 2,973,838
Charges not requiring the outlay of cash:
Depreciation and amortization	2,554,954	1,847,819
Interest accrued but not paid on shareholder loans	214,323	392,756
Value of stock option grant	315,000	-
Equity interest in loss of investment company	-	17,670
Loss on sales of fixed assets	-	264
Changes in assets and liabilities:
Increases in accounts receivable	(723,446)	(2,309,175)
Increases in customer advances	1,689,854	1,928,308
Increases in other receivables	(1,169,247)	(610,918)
Decrease (increase) in advances to suppliers	(3,279,091)	1,199,215
Decrease (increase) in inventory	(508,824)	472,142
Receipts of deferred income	1,188,747	1,664,841
Increases in accounts payable	474,943	3,508,079
Increases in accrued liabilities	90,021	181,077
Increases in other accounts payable	526,325	2,237,280
Increase in notes receivable	-	(111,627)
Net Cash Provided By Operating Activities	5,264,271	13,391,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computers, automobiles, and equipment	(2,357,340)	(3,783,188)
Increases in construction in progress	(4,501,147)	(6,343,383)
Increased investment in intangible	(152,614)	-
Decrease in long term notes receivables	2,233,935	-
Proceed of sales of fixed assets	-	22,230
Decrease in deferred charges	-	35,228
Decrease in long term investments	3,853,884	(3,652,647)

Net Cash Consumed By Investing Activities	(923,282)	(13,721,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from shareholders	(428,209)	3,767,314
Borrowing under short term notes	-	(1,131,618)
Borrowing under shareholder loans	2,239,065	-
Repayments of short term notes	(5,709,457)	-
Repayments of long term obligations	(1,712,837)	(926,023)

Net Cash (Consumed) Provided By Financing Activities	(5,611,438)	1,709,673
Exchange rate effect on cash	88,640	(800,907)
Net Change in Cash Balances	(1,181,809)	578,575

Cash balance, beginning of period	1,478,264	899,689
Cash balance, end of period	$ 296,455	$ 1,478,264

The accompanying notes are an integral part of these financial statements -F5- - 39 -

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

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

Business

Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003. Coal Group owns a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District. The principal customer of the coal mine is a nearby coking factory. The Company does not view this concentration as a significant risk.

A wholly owned subsidiary of Coal Group, Inner Mongolia Zhunger Heat Power Co., Ltd. (Heat Power), a China Corporation, supplies heating and electricity to a portion of the XueJaiWan area of the Inner Mongolia District.

During 2003, Heat Power was granted a license, which constitutes a monopoly, to supply heating to the entire XueJiaWan area. To provide for this requirement, construction began in 2004 on a thermoelectric plant, which was completed in September 2006. This facility produces heat as a byproduct of power generation and has replaced the facilities which had produced heating. The electricity is sold to a local government agency which supplies the electricity needs of the XueJiaWan area. Coal to power this thermoelectric plant comes from a local coal mine with which Heat Power has a supply contract. Energy does not believe this concentration constitutes a significant risk.

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

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term receivables, advances to suppliers, accounts payable and accrued liabilities, advances from customers, and short term loans payable. These instruments are denominated in the currency of China. At November 30, 2008, Company cash balances were on deposit at financial institutions in China.

-F6-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

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

Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, receivables and advances, accounts payable, accrued liabilities and amounts due on short term loans, approximate their fair values at November 30, 2008.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis. At November 30, 2008, inventories consisted solely of operating supplies.

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

-F7-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. There were no advertising expenses in 2008 and 2007.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all years reflected in the accompanying financial statements.

Segment Reporting

Management accounts for the operations of the Company in two segments: Coal Group and Heat Power.

Foreign Currency Translation

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi). Since the functional currency is the Renminbi, they are translated into US dollars as follows:

(a)	Assets and liabilities, at the rates of exchange in effect at the applicable balance sheet dates;

(b)	Components of stockholders’ equity, at the exchange rates prevailing at the time respective equity transactions occurred; and,

(c)	Revenues and expenses, at the average rates of exchange for each year. Gains and losses arising from the translation of foreign currency will be included in other comprehensive income.

Statutory Reserve

The Company allocates 10% of its after tax profits, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund, as determined from year to year. These funds are allocated appropriately until reserves reaches 50% of Paid in Capital.

Stock Options

Stock options are accounted for upon issuance at fair market value. Such value is determined at the date a commitment is made for issuance. The value of options is included in a separate part of stockholders' equity. Upon exercise or cancellation, the value of such options is transferred to paid in capital.

3. RELATED PARTY TRANSACTIONS

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. The outstanding balance of these loans at November 30, 2007 was $8,183,786. These loans increased by $1,810,856 during the 2008 year. Interest of $214,323 which accrued on these loans was added to the outstanding balance. The remaining balance at November 30, 2008 was $10,208,965.

These shareholder loans bear interest at 6.31% and are due on demand. They are detailed below:

Ordos City YiYuan Investment Co., Ltd.	$ 1,535,992
Hangzhou Dayovan Group, Ltd.	5,101,839
Xinghe County Haifu Coal Transportation & Sales
Co., Ltd.	1,760,278
Wenxiang Ding	1,810,156
Total	$ 10,208,965

-F8-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

4. ACCOUNTS RECEIVABLE

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of $1000.

5. ADVANCES TO SUPPLIERS

As is customary in China, the Company has made advances to its suppliers. At November 30, 2008, advances had been made to 60 suppliers; these advances totaled $4,637,041. There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

6. OTHER ACCOUNTS RECEIVABLE Other accounts receivable is composed of the following:

Loans to suppliers and other associated
firms		$ 165,304
Deposit funds to secure agreements		1,859,928
Employee expense advances		103,410
	Total	$ 2,128,642

7. LONG TERM INVESTMENT

The long term investment is in a company named Litai Coking Co. Ltd. (Litai). Litai is a customer of the Company owned coal mine. This investment is a 20% equity interest which has been accounted for by the equity method of accounting. This resulted in a $ 17,670 loss in the 2007 year. Litai discontinued operations during 2008 as it was unable to meet environmental standards; it is expected to resume operations during 2009.

8. SHAREHOLDER LOANS

The shareholder loans are due on demand and, through November 30, 2007, bore interest at 6.31%; the rate was reduced during 2008 to 3,155%.

9. NOTES PAYABLE

The Company is obligated under three bank loans. These notes do not require collateral. Relevant terms of these debt obligations are presented below.

Bank loan, due 10/22/09, with interest at 8.316%	$ 2,633,156
Bank loan, due 3/30/09, with interest at 8.964%	1,462,866
Bank loan, due 4/23/09, with interest at 8.964%	1,462,866
Total debt	$5,558,888
Total debt	$5,558,888

10. SEGMENT REPORTING

The Company is made up of two segments of business: Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing hot water and electricity for use by residents and businesses of a local community. Each of these segments is conducted in a separate corporation and each functions independently of the other.

During the periods reported there were no transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

-F9-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

10. SEGMENT REPORTING (CONT’D)

Significant financial statement amounts are presented below, by segment.

Summary of Segment Operations
For the Years Ended November 30,
	2008			2007
	Heat Power	Coal Group	Total	Heat Power	Coal Group	Total

Sales to external customers	$6,687,261	$12,875,532	$19,562,793	$ 5,625,126	$14,625,907	$20,251,033
Interest income	190,941		190,941	9,670	-	9,670
Interest expense	209,475	744,316	953,791	399,294	308,294	707,588
Depreciation and
amortization	2,075,770	435,025	2,510,795	1,465,087	344,982	1,810,069
Segment profit (loss)	(1,863,604)	5,320,556	3,456,952	(666,111)	5,380,187	4,714,076
Significant noncash items:
Segment assets	33,111,586	25,596,904	58,708,490	31,595,892	21,549,993	53,145,885
Assets not allocable to
segments			1,979,029			1,872,366
Expenditures for segment
assets:
Construction in progress	3,609,608	7,100,713	10,710,321	3,246,376	4,379,645	7,626,021
Other assets	3,823,371	677,776	4,501,147	-	6,343,383	6,343,383

-F10-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

11. EXPENSES

Major items included in the operating expenses reported on the statements of income for the years 2008 and 2007 are detailed below:

	General and Administrative Expenses
	2008	2007
Salaries and wages	$ 362,320	$ 321,248
Depreciation	511,832	462,934
Postage and office supplies	108,745	89,316
Travel	110,977	161,146
Repairs	41,542	32,565
Professional and other fees	109,241	83,645
Pollution control	154,772	71,972
Fuel	82,346	87,150
Other expenses	932,849	629,513
Total expenses	$2,414,624	$1,939,489

Details of the cost of goods of 2008 and 2007 are as follows:

	2008	2007
Salaries	$ 849,445	$526,409
Operating supplies	703,106	610,669
Depreciation and depletion	2,043,128	1,622,067
Coal	7,620,871	7,751,372
Freight	570,980	758,188
Exploration and other fees	1,134,910	-
Utilities	499,563	360,427
Other costs	269,214	1,968,336
Total cost of goods	$13,691,217	$13,597,468

-F11-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 November 30, 2008

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest during the 2008 period totaled $771,507; cash paid for interest during the 2007 period was $624,305. There was $2,373,379 paid for income taxes during 2008 and $734,485paid during 2007. There was no interest paid on the shareholder loans during either 2008 or 2007.

13. INCOME TAXES

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued. In China, the Company files tax returns for Heat Power, Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. During 2008 and 2007, taxes accrued for the coal mine. Net operating losses were reported on the other tax returns. The laws of China permit the carryforward for a period of five years of net operating losses. At November 30, 2008, the Chinese entities had net operating losses of $ 3,248,257 available for future use. If not used, these carryforwards will expire as follows:

2009	$177,778
2010	142,843
2011	1,118,226
2012	1,076,172
2013	733,238

Under SFAS No. 109, “Accounting for Income Taxes”, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Deferred tax assets	$ 812,064
Valuation allowance	812,064
Balance
recognized	$ -

The amount of deferred tax assets increased during the 2008 year by $ 300,773.

Chinese law provides that losses cannot be carried forward unless approved by the taxing authority. Included in the 2004 losses is a provision for write off of coal inventory of $1,454,663 which had occurred in prior years but not deducted in those years. An application for approval of these losses has been submitted to the taxing authorities, but a response has not yet been received. If this loss is not approved, it is likely that a significant portion of the loss carry forwards would not be available.

The effective income tax rate is reconciled with the statutory rate in the following table.

	Income Before Income Taxes	Tax Provision	Rate of Tax
Amounts reported on the statement of Income	$5,272,437	$1,381,725	26.21%
Losses not used in calculation of taxable income on the tax returns	(254,464)	-	(1.21)
Amount calculated with statutory note	$5,526,901	$1,381,725	25%

14. FIXED ASSETS

Fixed assets is composed principally of buildings and equipment, as summarized below.

	Asset	Accumulated Depreciation	Estimated Useful Lives (Years)
Buildings	$ 9,296,242	$ 671,055	45
Production equipment	23,067,374	3,570,614	5
Automotive equipment	655,903	270,605	10
Office furniture and equipment	211,652	101,853	5
Other Assets	437,486	86,155	5

Totals	$33,668,657	$4,700,282	-

-F12-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

15. STOCK OPTIONS

On February 11, 2008 the Board of Directors approved the adoption of a stock option plan (“the 2008 Plan”) under which a total of 4,500,000 options to purchase Company common stock may be granted to officers, employees, and consultants of the Company. The full number of authorized options were granted in February 2008. These options are fully vested and may be exercised at anytime before December 31, 2010 at an exercise price of $1 per share. The value of the options was determined to be $315,000 using a Black Sholes valuation model. This value was charged to expense during 2008. There were no options exercised or cancelled during the year ended November 30, 2008.

The outstanding options have not been included in the calculation of the weighted number of shares outstanding which is used to calculate earnings per share because the exercise price of the options is higher than the market price of the stock.

The following table summarizes the assumptions used in the Black Sholes calculation.

Dividend yield	0.0%
Expected volatility	196.73%
Risk free interest rate	2.13%
Expected term (in years)	2.38%
Weighted average value of stock options granted.	$.07

16. CONTINGENCY

China has enacted legislation which appears to restrict the ability of entities considered foreign to China to have ownership interests in operating companies located in China. The Company is one such foreign owner of Chinese operating companies. The Company has taken steps to avoid any adverse impact of this legislation. These steps are more fully described on pages 4 and 5 of this 10-K filing under the heading Pacific Projects Inc. (“PPI”). Company attorneys, both in China and North America, have advised that because of the Trust arrangements described on pages 4 and 5, the Company continues to enjoy the benefits of ownership of its two Chinese operating companies.

As is traditional in China, except for auto coverage, Coal Group and Heat Power do not carry insurance.

17. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncement to have a significant effect on the Company’s results of operations, financial position or cash flows.

-F13-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Position	Period Serving	Term (1)
WenXiang Ding	CEO, President, Director,	December 1, 2008 – November 30,	1 year
	Secretary, Treasurer	2009
YanHua Li	Director	December 1, 2008 – November 30,	1 year
2009
Fu Xu	CFO	December 1, 2008 – November 30,	1 year
2009
Locksley Samuels	Director	December 1, 2008 – November 30,	1 year
2009

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

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

Ms. Li is also the General Manager of Inner Mongolia XiangRong Commercial and Trade Co., Ltd. where she oversees the finance department and responsible for operations management and has been for the past 5 years. Ms. Li does not have any technical training in her field of finance, human resources and operations management. Ms. Li is the spouse of Wenxiang Ding.

Fu Xu was appointed CFO of the Company on February 20, 2008. Mr. Xu will oversee the Company’s financial department, and will work closely with the President in implementing investment projects, financial budgets and forecasts.

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

Mr. Xu does not have family relationships with any other director or executive officer of the Company, and neither have been a party to any transaction with the Company during the past fiscal year ended November 30, 2008. The Company currently does not have an employment agreement with Mr. Xu.

Locksley Samuels was appointed Director on January 31, 2008 and will be responsible for our sales and marketing efforts for Coal Group. Mr. Samuels is currently the President of Eurotrend Manufacturing Co., Ltd., ("Eurotrend") providing services for design, manufacturing and installation of custom kitchen cabinetry. Mr. Samuels has been the President of Eurotrend since its inception in 1984.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2008, our officers and directors and person who own more than 10% of our common stock filed timely Form 4’s and Form 5’s.

Code of Ethics

We do not have a code of ethics.

DIRECTORS’ COMPENSATION

Our Directors are paid on a salary basis and do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 11.                  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2008 and 2007.

		LONG TERM COMPENSATION
						RESTRICTED
						OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED (1)	($)	COMPENSATION	COMPENSATION

WenXiang Ding	President,	2008	$ 6,800	-0-	-0-	70,000	-0-	-0-	-0-
	CEO,
	Secretary and
	Director
		2007	$ 6,800	-0-	-0-	-0-	-0-	-0-	-0-

YanHua Li	Director	2008	$ 5,100	-0-	-0-	-0-	-0-	-0-	-0-
		2007	$ 5,100	-0-	-0-	-0-	-0-	-0-	-0-

Fu Xu	CFO	2008	$ 9,000	-0-	-0-	-0-	-0-	-0-	-0-
		2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Locksley Samuels	Director	2008	-0-	-0-	-0-	21,000	-0-	-0-	-0-
		2007	N/A	N/A	N/A	-0-	N/A	N/A	N/A

(1)Represents expense recognized in accordance with SFAS 123(R) as described in Note 14 of the audited financial statements included in Item 8.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2009 certain information regarding the beneficial ownership of our common stock by:

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

As of March 16, 2009, 45,000,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 200,000,000 shares with a par value of $0.001 per share.

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	% Class (1)
Officers and Directors:
None	-	-	-
Officers and Directors as a Group		-	-

5% Shareholders:
Common Stock	Pacific Projects Inc.	20,589,107 (2)	46%
	No. 5 New Road, Belize City, Belize
Common Stock	Axim Holdings Inc.	10,000,000 (2)	22%
	No. 5 New Road, Belize City, Belize
Common Stock	YuhHsin Liu	2,700,000	6%
	Room 1308, Wan De Mansion, No.1019 Shen Nan
	Zhong Lu, Shenzhen 518046, China
Officers, Directors and 5%		33,289,407	74%
Shareholders as a Group

(1)	Based on 45,000,000 shares outstanding as of March 16, 2009.

(2)	Shares were issued pursuant to the Share Trust Agreement and Trust Agreement. Please refer to Exhibit 10.2 and 10.3.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

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

Shareholder Loans

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs as of November 30, 2008:

Ordos City YiYuan Investment Co. Ltd.		$ 1,535,992
Hangzhou Dayovan Group, Ltd.		5,101,839
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,760,278
WenXiang Ding		1,810,856
	Total	$10,208,965

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2008	2007
Audit fees	$ 50,000	$ 50,000
Audit-related fees	-	-
Tax fees	-	-

All other fees	-	-
Total	$ 50,000	$ 50,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation, dated October 14, 2002-Omega Project Consultations Inc. *
3.2	Certificate of Incorporation, dated November 3, 2004- China Energy Corporation *
3.3	Articles of Incorporation, dated October 11, 2002- Omega Project Consultations Inc. *
3.4	Certificate Amending Articles of Incorporation dated November 3, 2004 changing our name to “China
Energy Corporation” and increase our authorized capital to 200,000,000 from 75,000,000. *
3.5	Bylaws, effective October 12, 2002 *
10.1	Share Exchange Agreement between China Energy Corporation and Inner Mongolia Tehong Coal Group
Co., Ltd and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2004. *
10.2	Trust Agreement between PPI and Coal Group and Heat Power dated December 31, 2007**
10.3	Share Trust Agreement between PPI, Axim and GPI dated January 3, 2008**
10.4	2008 Stock Option Plan ***
23.1	Auditor Consent Letter dated March 12, 2008
31.1	RULE 13A-14(A) CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
31.2	RULE 13A-14(A) CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
32.1	SECTION 1350 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICERS
32.2	SECTION 1350 CERTIFICATION OF THE CHIEF FINANCIAL OFFICERS

·	*Incorporated by reference from our Form SB-2 that was originally filed with the SEC on September 27, 2005.

·	**Incorporated by reference from Form 8K filed with the SEC on January 14, 2008.

·	***Incorporated by reference from Form 8K filed with the SEC on February 13, 2008.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date:	March 16, 2009

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer, Secretary,
Treasurer and Director

/s/ Fu Xu
By:
Fu Xu
Chief Financial Officer