Form 10-Q
period 2009-02-28
China Energy CORP
filed 2009-04-20
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 28, 2009

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes      ☒ No

State issuer’s revenue for its most recent fiscal year: $ 19,562,793 for the fiscal year ended November 30, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	April 20, 2009
Common Stock, $ 0.001 par value	45,000,000 shares

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

ITEM 1 .        FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION

Consolidated Financial Statements February 28, 2009 (Unaudited)

CHINA ENERGY CORORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
Current Assets:	February 28, 2009	November 30, 2008
	(Unaudited)	(Audited)
Cash	$335,100	$296,455
Accounts receivables	5,516,828	4,724,882
Other receivables	2,558,661	2,128,642
Advances to suppliers	5,177,109	4,637,041
Inventory	786,063	685,985
Prepaid taxes	336,217	-
Total current assets	14,709,978	12,473,005
Fixed Assets:
Property, plant and equipment	33,678,464	33,668,657
Construction in progress	10,866,861	10,710,321
	44,545,325	44,378,978
Less accumulated depreciation and depletion	5,264,422	4,700,282
Net fixed assets	39,280,903	39,678,696
Other Assets:
Investment property, net of depreciation of $ 131,787 and $ 120,686	1,964,392	1,979,029
Intangible asset, net of amortization of $ 1,017,855 and $ 940,055	3,384,011	3,468,906
Long term investment	255,364	255,776
Long term notes receivable	2,933,769	2,832,107

Total other assets	8,537,536	8,535,818

TOTAL ASSETS	$62,528,417	$60,687,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	7,302,554	5,558,888
Accounts payable	7,932,282	7,780,928
Advances from customers	4,665,117	4,675,139
Accrued liabilities	248,650	291,373
Other accounts payable	6,003,277	5,958,701
Shareholder loans	9,503,526	10,208,965
Total current liabilities	35,655,406	34,473,994
Deferred Income	3,566,174	3,018,568

Total liabilities	39,221,580	37,492,562

Stockholders’ Equity:
Common stock : authorized 75,000,000 shares of $0.001 par value;	45,000	45,000
issued and outstanding 45,000,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital - stock options	315,000	315,000
Retained earnings	10,101,835	9,952,519
Statutory reserves	1,819,915	1,819,915
Other comprehensive income	2,369,282	2,406,718
Total Stockholders’ equity	23,306,837	23,194,957

TOTAL LIABILITIES AND STOCKHOLDERS, EQUITY	$62,528,417	$60,687,519
The accompanying notes are an integral part of these financial statements.
- F1-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Periods Ended February 28, 2009 and February 29, 2008
 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	February 28, 2009	February 29, 2008

Revenue	$5,579,760	$7,706,030
Cost of Sales	4,983,750	4,352,202
Gross Profit	596,010	3,353,828

Expenses:
Selling	45,633	158,629
General and Administrative	436,901	807,200
Options issued for services	-	315,000
Total expenses	482,534	1,280,829
Operating income	113,476	2,072,999

Other income (expense):
Other Income	115,363	97,192
Finance expense, net	(99,453)	(197,960)
Non operating expense	(4,605)	(64,549)
Income Before Income Taxes	124,781	1,907,682

Provision for Income Taxes:
Current (benefit) provision	(24,535)	592,692

Net Income	149,316	1,314,990
Other Comprehensive Income
Loss on foreign currency conversion	(37,436)	(972,550)
Total Comprehensive Income	$111,880	$342,440
Income Per Share -
Basic and Diluted	$0.00	$0.03
Weighted average number of shares outstanding	45,000,000	45,000,000
The accompanying notes are an integral part of these financial statements.

 -F2-

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
For the Three Months Periods Ended February 28, 2009 and February 29, 2008
(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income	$ 149, 316	$ 1,314,990
Adjustments to reconcile net income to net cash provided (consumed by) operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	662,797	558,571
Options issued for services	-	315,000
Interest accrued on shareholder loans	52,828
Changes in assets and liabilities:
Increase in accounts receivable	(800,138)	(1,586,389)
(Increase) decrease in other receivables	(433,764)	801,697
Increase in advances to suppliers	(547,777)	(1,532,788)
Receipt of deferred income	552,873	538,476
Increase in inventory	(101,257)	(93,057)
Increase in accounts payable	163,998	2,878,747
(Decrease) increase in advance from customers	(2,496)	267,155
Increase in prepaid expenses	(336,217)	-
Decrease in accrued liabilities	(42,532)	(49,779)
Increase in other accounts payable	54,207	640,458
Net Cash Provided (Consumed) By Operating Activities	(628,162)	4,053,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,044)	-
Proceeds received on sale of fixed assets	-	92,397
Increase in construction in progress	(173,906)	(656,069)
Increase in long-term notes receivable	(106,298)	(1,317,736)
Decrease in deferred charges	-	487
Increase in long term investments	-	(812,235)
Net Cash Consumed By Investing Activities	(344,248)	(2,693,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	1,753,900	-
Repayments of loans	-	(541,133)
Advances from shareholders	-	345,747
Repayments from shareholders	(742,342)	-
Net Cash Provided (Consumed) By Financing Activities	1,011,558	(195,386)

Exchange rate effect on cash	(503)	(972,550)
Net change in cash	38,645	191,989
Cash balance, beginning of period	296,455	1,478,264
Cash balance, end of period	$335,100	$1,670,253
The accompanying notes are an integral part of these financial statements.

-F3-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(Prepared Without Audit)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements of China Energy Corporation. (“the Company”) as of February 28, 2009 and for the three month periods ended February 28, 2009, and February 29, 2008, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended February 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2008.

2.	SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for income taxes during the three month periods ended February 28, 2009 and February 29, 2008 was $nil and $500,000, respectively. Cash paid for interest during those three month periods was $300,000 and $310,000, respectively.

There were no non cash investing activities during the reported periods.

Options to purchase common stock, valued at $315,000, were issued for services during the 2008 three month period. There were no other non cash financing activities during the reported periods.

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

-F4-

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009
(Prepared Without Audit)

	Three Months Period Ended February 28,			Three Months Period Ended February 29,
		2009			2008
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Sales to external customers	$ 3,942,359	$ 1,637,401	$ 5,579,760	$ 2,650,769	$ 5,055,261	$ 7,706,030
Intersegment revenues	-	-	-	-	-	-
Interest expense (income), net	312,992	(213,539)	99,453	(309,420)	111,461	(197,959)
Depreciation & depletion	527,204	135,593	662,797	458,521	100,050	558,571
Segment operating profit	614,436	(500,960)	113,476	204,081	2,183,918	2,387,999*
Corporate items	-	-	-	-	-	315,000*

	February 28, 2009			February 29, 2008
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group

Segment assets	$ 42,807,740	$ 17,756,285	$ 60,564,025	$ 32,410,969	$ 22,462,040	$ 54,873,009
Assets not allowable to segments	-	-	1,964,392	-	-	1,714,074
Expenditures for segment assets:
Construction in progress	3,739,257	7,127,604	10,866,861	2,985,024	4,968,425	7,953,449
Other assets	696,428	5,876,716	6,573,144	489,068	15,026,317	15,515,385

* For the three month period ended February 28, 2008, expenses not allocable to segments consist of stock options expensed during the quarter totaling $ 315,000 not included in segment profit of $ 2,387,999.

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

Coal Group produces approximately 800,000 tons of coal per year based on current levels of input. The raw coal produced is noncaking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation. It has low sulphur and low chemical emission which satisfies government environmental protection standards with heating capability of 6,800 -7,000 Kilocalories (“Kcal”).

Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”)

Heat Power currently supplies heating requirements throughout the XueJiaWan district in XueJiaWan Town, Zhunger County with its thermoelectric plant and 21 heat transfer stations. These plants are operated by Heat Power employees. The Autonomous Region Planning & Reform Committee appointed Heat Power in 2003 to establish a thermoelectric plant providing heating and electricity capable of expanding coverage in the area serving a larger population base.

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

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three month periods ended February 28, 2009 compared to February 29, 2008.

	Three Month Periods Ended,
	February 28, 2009		February 29, 2008

Revenue	$ 5,579,760	100%	$ 7,706,030	100%
Cost of Sales	4,983,750	89%	4,352,202	56%
Gross Margin	$ 596,010	11%	$ 3,353,828	44%

Coal Group

For the three month period ended February 28, 2009, revenues for Coal Group were $ 1,637,401 compared to $ 5,055,261 in the comparable three months of 2008. The $ 3,417,860 decrease was as a result of the temporary shut down of the LaiYeGou coal mine for the purpose of installing the necessary fire safety equipment. The installation is currently in progress and all installations must be inspected and approved. We expect to obtain approval by the next quarter ended.

The price of coal is on the upraise however Coal Group faces transportation restraints with new routes being constructed and some routes previously used were not operational. With these restraints, Coal Group may not be able to optimize its levels of revenues as previously projected.

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

Heat Power

For the three month period ended February 28, 2009, revenues generated by Heat Power were $ 3,942,359 compared to $ 2,650,769 in the comparable three months of 2008. The $ 1,291,590 increase was as a result of the increase in the number of users as a result of expansion in the XueJiaWan area. It is expected that this area will expand further in the next 2 fiscal years.

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

Cost of Sales

For the three month periods ended February 28, 2009, cost of sales increased by $ 631,548 from the comparable three month period of 2008, a result of change in the following expenses:

	Three Months Periods Ended,
	February 28, 2009	February 29, 2008	Variance

Coal & freight	$ 3,161,940	$ 3,456,260	(294,320)
Utilities	316,827	165,973	150,854
Salaries	187,757	115,159	72,598
Operating supplies	170,701	112,760	57,941
Repairs	13,510	9,084	4,426
Other	617,806	45,418	572,388
Depreciation & depletion	515,209	447,548	67,661

Total	$ 4,983,750	$ 4,352,202	$ 631,548

For the three month periods ended February 28, 2009 our gross margin was 11% compared with and 44% in the 2008 three month period. The decrease resulted from the increase in the cost of coal, utilities and freight prices incurred by Heat Power. Included in other expenses is a charge for approximately $ 510,000 for the sub contract of heating to a nearby energy power plant. The contract was to provide heating requirements to an area that is not currently covered under current operations. We may explore constructing facilities to cover this area in the future and the sub contract will provide a cost effective solution until such plans materialize.

Our gross margin also decreased this quarter as a result of the temporary shut down of the LaiYeGou coal mine for the purpose of installing the necessary fire safety equipment. Despite the shut down, Coal Group continued to incur expenses for usage fees for utilities and salaries.

Selling Expenses

For the three month period ended February 28, 2009, selling expenses decreased by $ 112,993 compared to the same period in 2008.

Salaries and wages are expected to remain at current levels and our sales tax expense will vary as a direct function of the variance in revenues.

	Three Months Periods Ended,
	February 28, 2009	February 29, 2008	Variance

Salaries and wages	$ 8,553	$ 13,349	$ (4,796)
	-	-
Sales tax and other expenses	37,080	145,280	(108,200)

Total Expenses	$45,633	$158,629	$ (112,996)

General and Administrative Expenses

For the three month periods ended February 28, 2009, general and administrative expenses decreased by $ 370,299 as a result of change in the following expenses:

	Three Months Periods Ended,
	February 28, 2009	February 29, 2008	Variance

Salaries and wages	$ 87,819	$ 124,236	$ (36,417)
Professional and other fees	69,882	106,744	(36,862)
Office	55,569	275,610	(220,041)
Travel	42,136	155,478	(113,342)
Repairs	6,607	26,411	(19,804)
Other expenses	27,300	7,698	19,602
Depreciation	147,588	111,023	36,565

Total Expenses	$ 436,901	$ 807,200	$ (370,299)

Salaries and Wages. Salaries and wages decreased as a result of bonuses to be awarded in the 2nd quarter ended in 2009 where as such bonuses were awarded in the 1st quarter ended in the 2008 quarter ended. We expect to award bonuses consistent to that of 2008 levels.

Professional and other Fees. During the quarter ended 2008, professional fees consisted of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also incurred to retain environmental professionals which assisted in the implementation of environmental protection policies and procedures for the LaiYeGou Coal mine and also for our thermoelectric plant operations. Fees paid to environmental professionals are expected to be an ongoing expense. For the three month period ended in 2009, we did not retain engineering professionals for the LaiYeGou coal mine.

Office. During the 2008 quarter ended our office expense consisted of expenses paid for distributing promotional materials to potential customers of Coal Group and Heat Power, advertising in trade magazines and on billboards. During the 2009 quarter ended, we did not incur these costs for Coal Group as a result of the temporary shut down of the LaiYeGou coal mine for installation of fire safety equipment. We expect such expenses to increase in the 2nd quarter ended once the coal mine is operational.

Travel. During the 2008 quarter, travel expense consisted of travel by engineering consultants to the thermoelectric plant and also travel incurred by sales staff in their marketing initiatives. During the 2009 quarter ended, we did not retain engineers and therefore did not incur the related travel costs. We expect travel for marketing initiatives to recur on an ongoing basis.

Repairs. Repairs were made mostly to Coal Group’s office building and minor repairs to equipment. We do not expect to incur significant repair expenses in the future.

Finance Expense

For the three months periods ended February 28, 2009 and February 29, 2008, finance expenses amounted to $ 99,453, net and $ 197,960, net, respectively. The interest expense incurred was a result of loans obtained by Coal Group. Please refer to “Sources of Capital” below.

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

For Heat Power, transportation of coal to our facility is provided by its supplier.

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

Liquidity and Capital Resources

As of February 28, 2009 we had a working capital deficit of $ 20,945,428.

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

Coal Group obtained loans from the Agriculture Commercial Bank amounting to 50 million RMB or $ 7,302,554 to assist in funding working capital needs.

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We may also receive capital contributions from our shareholders.

Cash Flows Operating Activities:

Our cash flows consumed by operating activities was $ 628,162 for the three month period ended February 28, 2009 versus cash flows provided by operating activities of $ 4,053,081 for the three month periods ended February 29,2008. The following summarizes the inflow and outflow of cash for these periods:

	2009	2008
Net income	$149,316	$1,314,990
Options issued for services	-	315,000
Increase in accounts receivable	(800,138)	(1,586,389)
Increase (Decrease) in other receivables	(433,764)	801,697
Increase in advances to suppliers	(547,777)	(1,532,788)
Increase (Decrease) in advances from customers	(2,496)	267,155
Increase in inventory	(101,257)	(93,057)
Increase in accounts payable	163,998	2,878,747
Other	$ 943,956	1,687,726
Net Cash Provided (Consumed) By Operating Activities	($628,162)	$4,053,081

During the quarter ended 2008, the Company issued 4,500,000 options to purchase common stock to directors, officers, consultants, and employees and the value of such options was $ 315,000 based on a Black Scholes valuation model.

Accounts Receivable. The increase in accounts receivables are mainly attributed to Heat Power’s user fees made on account. The age of such accounts was less than 3 months. Coal Group’s sales on account were also outstanding for less than 6 months.

Advances to Suppliers. Advances increased as a result of advances made to suppliers of materials required for the LaiYeGou coal mine expansion and subsequent fire proofing efforts. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Advances from customers. The majority of customer advances received were from Heat Power’s users as a result of providing heat and hot water supply from the thermoelectric plant and boilers converted from previous operations. Advances on sales of coal are also a normal business practice that ensures that the customer obtains Coal Group’s Product at the market price determined on the date of purchase. Coal Group’s advances decreased as a result of the shut down of the coal mine for the purpose of fire proofing its facilities.

Inventory. Inventory mainly consists of operating supplies used by Heat Power for heat generation such as raw coal and boiler fittings.

Accounts Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees.

Investing Activities:

Our cash consumed by investing activities were $ 344,248 and $ 2,693,156 for the three month period ended February 28, 2009 and February 29, 2008, respectively.

Construction in progress charges consist of expenses paid for enhancement of the LaiYeGou coal mine and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant.

The Company granted notes to two vendors previously of which $ 106,298 were repaid. The full balance is expected to be repaid by 2nd quarter ended.

Financing Activities:

Our cash flows provided by financing activities were $ 1,011,558 for the three month period ended February 28, 2009 and cash flows consumed by financing activities were $ 195,386 for the three month period ended February 29, 2008.

All shareholder loans bear interest at 6.31% and are due on demand. The outstanding balances of such loans, at February 28, 2009, were as follows:

Ordos City YiYuan Investment Co. Ltd.		$1,248,737
Wenhua Ding		1,066,173
Hangzhou Dayovan Group, Ltd.		4,038,311
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,402,090
Interest payable		1,748,215
	Total	$9,503,526

Coal Group had previously obtained loans from the Agriculture Commercial Bank totaling 50 million RMB or $ 7,302,554 to assist in funding working capital needs. And additional 18 million RMB or $ 1,753,900 was advanced to Coal Group during the quarter ended 2009.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended February 28, 2009, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings - None. Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended November 30, 2008 filed simultaneously with this Quarterly Report on Form 10-Q.

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

None

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: April 20, 2009

/s/ WenXiang Ding
By:
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

/s/ Fu Xu
By:
Fu Xu
Chief Accounting Officer