Form 10-Q
period 2009-05-31
China Energy CORP
filed 2009-07-22
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 2009

☐           Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from ____ to______.

Commission file number: 000-52409
CHINA ENERGY CORPORATION
(Name of small business issuer in its charter)
Nevada	98-0522950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 57 Xinhua East Street Hohhot, Inner Mongolia, People’s Republic of China	010010
(Address of principal executive offices)	(Zip Code)

+86-0471-466-8870
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	July 21, 2009
Common Stock, $ 0.001 par value	45,000,000 shares

TABLE OF CONTENTS

i

FORWARD

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:
•	general economic and business conditions, both nationally and in our markets,
•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
•	our ability to implement our growth strategy,
•	anticipated trends in our business,
•	advances in technologies, and
•	other risk factors set forth herein.

In addition, in this report, we use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements.

China Energy Corporation undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash	1,697,846	296,455
Accounts receivables	6,038,580	4,724,882
Other receivables	2,057,693	2,128,642
Advance to suppliers	6,149,319	4,637,041
Inventories	578,766	685,985
Prepaid taxes	443,616	-
Total current assets	16,965,820	12,473,005

Fixed assets:
Property, plant and equipment	33,966,632	33,668,657
Construction in progress	12,262,245	10,710,321
	46,228,877	44,378,978
Less: accumulated depreciation and depletion	(5,858,547)	(4,700,282)
Net fixed assets	40,370,330	39,678,696

Other assets:
Investment property, net of depreciation of $143,485 and $120,686, respectively	1,958,565	1,979,029
Intangible assets, net of amortization of $1,095,009 and $940,055, respectively	3,313,952	3,468,906
Long term investment	-	255,776
Long term notes receivable	7,843,282	2,832,107
Long term prepaid expenses	330,560	-
Total other assets	13,446,359	8,535,818

TOTAL ASSETS	70,782,509	60,687,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	14,646,006	5,558,888
Accounts payable	6,709,564	7,780,928
Advance from customers	5,741,314	4,675,139
Accrued liabilities	238,010	291,373
Other payables	6,460,372	5,958,701
Shareholder loans	10,218,107	10,208,965
Total current liabilities	44,013,373	34,473,994

Deferred income	3,640,202	3,018,568

Total liabilities	47,653,575	37,492,562

Stockholders’ equity:
Common stock (authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding, respectively)	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	315,000
Retained earnings	9,339,560	9,952,519
Statutory reserves	2,335,468	1,819,915
Other comprehensive income	2,438,101	2,406,718
Total stockholders’ equity	23,128,934	23,194,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	70,782,509	60,687,519

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended May 31, 2009 and May 31, 2008
(Unaudited)

	For the six months ended May 31,		For the three months ended May 31,
	2009	2008	2009	2008
	US$	US$	US$	US$

Revenues	9,183,134	12,193,975	3,603,374	4,487,945
Cost of revenues	(8,142,477)	(8,151,231)	(3,158,727)	(3,799,029)
Gross profit	1,040,657	4,042,744	444,647	688,916

Operating expenses:
Selling and marketing	(238,153)	(211,577)	(192,520)	(52,948)
General and administrative	(950,632)	(1,472,088)	(513,731)	(664,888)
Options issued for services	-	(315,000)	-	-
Total operating expenses	(1,188,785)	(1,998,665)	(706,251)	(717,836)

(Loss) / income from operations	(148,128)	2,044,079	(261,604)	(28,920)

Other income	195,186	153,047	79,823	55,855
Investment income	36,847	-	36,847	-
Finance expenses, net	(196,077)	(490,743)	(96,624)	(292,783)
Non-operating expenses	(9,824)	(167,818)	(5,219)	(103,269)
(Loss ) / income before income taxes	(121,996)	1,538,565	(246,777)	(369,117)

Income taxes	24,590	(760,275)	55	(167,583)

Net (loss) income	(97,406)	778,290	(246,722)	(536,700)

Other comprehensive income
Income (loss) on foreign currency conversion	31,383	(1,982,125)	68,819	(1,009,575)
Total comprehensive (loss) income	(66,023)	(1,203,835)	(177,903)	(1,546,275)

(Loss) earnings per share
basic and diluted	(0.00)	(0.02)	(0.00)	(0.01)

Weighted average common shares outstanding
basic and diluted	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 FOR THE SIX MONTHS ENDED MAY 31, 2009
(UNAUDITED)

	Shares	Amounts	Additional Paid-in capital	Paid-in capital Stock options	Retained Earnings	Statutory Reserves	Other Comprehensive income	Total
Balance as of December 1, 2008	45,000,000	$45,000	$8,655,805	$315,000	$9,952,519	$1,819,915	$2,406,718	$23,194,957
Net income for period	-	-	-	-	(97,406)	-	-	(97,406)
Other comprehensive income	-	-	-	-	-	-	31,383	31,383
Allocation of statutory reserve	-	-	-	-	(515,553)	515,553	-	-
Balance as of May 31, 2009	45,000,000	$45,000	$8,655,805	$315,000	$9,339,560	$2,335,468	$2,438,101	$23,128,934

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six month Ended May 31, 2009 and May 31, 2008
(Unaudited)

	For the six months ended May 31,
	2009	2008
	US$	US$

Cash flows from operating activities:
Net (loss) income	(97,406)	778,290
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,361,076	1,089,047
Decrease in deferred charges	-	487
Options issued for services	-	315,000
Changes in operating assets and liabilities:
Gains arising from investments	(36,847)	-
(Increase) in accounts receivables	(1,313,698)	(263,790)
Decrease (increase) in other receivables	70,949	(209,616)
(Increase) in advance to suppliers	(1,256,888)	(1,145,666)
Decrease (increase) in inventories	107,219	(13,820)
Increase in deferred income	621,634	538,771
(Decrease) increase in accounts payable	(742,630)	566,945
Increase in advance from customers	738,091	16,504
Decrease in accrued liabilities	(53,363)	(4,951)
Increase in other payables	58,055	744,532
Net cash used in operating activities	(543,808)	2,411,732

Cash flows from investing activities:
Purchase of property, plant and equipment	(911,968)	(231,167)
(Increase) in for construction in progress	(1,551,924)	(1,035,380)
(Increase) decrease in notes receivable	(5,011,175)	1,153,201
Net cash used in investing activities	(7,475,067)	(113,346)

Cash flows from financing activities:
Proceeds from short term bank loans	12,012,850	-
Principal payments on short term bank loans	(2,925,732)	(560,426)
Advance from shareholders	301,765	396,681
Net cash provided by financing activities	9,388,883	(163,745)

Effect of exchange rate changes on cash	31,383	(1,994,067)
Net increase in cash and cash equivalents	1,401,391	140,574

Cash and cash equivalents, beginning of period	296,455	1,478,264

Cash and cash equivalents, end of period	1,697,846	1,618,838

Supplemental disclosure of cash flow information

Cash paid for interest	276,071	483,926
Cash paid for income taxes	-	760,275

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

1.  Organization and Business

Organization of the Company

China Energy Corporation (the “Company”) is a Nevada corporation, formed on October 11, 2002 under the name Omega Project Consultations, Inc.  The name was changed to China Energy Corporation on November 3, 2004.  On November 30, 2004, the Company entered into a share exchange agreement with Inner Mongolia Tehong Coal Group Co., Ltd. (“Coal Group”), and Inner Mongolia Zhunger Heat Power Co. Ltd. (“Heat Power”) and their respective shareholders. The transaction was accounted for as a reverse merger, a procedure that treats the transaction as though Coal Group had acquired the Company. Under the accounting for a reverse merger, the assets and liabilities of the Company, which were nil at the time, were recorded on the books of Coal Group, the continuing company, and the stockholders’ equity accounts of Coal Group were reorganized to reflect the shares issued in this transaction.  At time of share exchange, certain requirements under the then applicable PRC law were not completed.  The Company is in the process of taking the necessary actions to meet the current PRC legal requirements related to the acquisition of Coal Group and Heat Power.

Business

The Company’s business is made up of two segments: Coal Group and Heat Power.

Coal Group

Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Zhunger Heat Power Co. Ltd. Coal Group owns a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District. Coal Group has the capacity to produce approximately up to 800,000 metric tons per year subject to enhancement of productions lines in the next two years. The principal customer of the coal mine is a nearby coking factory. The Company does not view this concentration as a significant risk.

Heat Power

During 2003, Heat Power was granted a license, which constitutes a monopoly, to supply heating to the entire XueJiaWan area. To provide for this requirement, construction began in 2004 on a thermoelectric plant, which was completed in September 2006.  Heat Power supplies heating directly to users and supplies electricity within the  XueJiaWan area through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”).

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated, unassociated third party. It also obtains its supply through various other coal mines in the area. The Company does not believe this concentration constitutes a significant risk. In the XueJiaWan area, hardly anyone owns a domestic heating boiler.  Instead, water is heated in the thermoelectric plant using boilers, to approximately 100C and piped directly to homes and public buildings, including private dwellings, factories as well as municipal facilities.

2.  Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of May 31, 2009 and November 30, 2008 and for the six-month periods ended May 31, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements, including the accounts of the Company and its wholly owned subsidiary, Coal Group.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended May 31, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2009.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and Coal Group and Heat Power. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Standards

December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”).  The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish this, SFAS 141R establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  As the provisions of SFAS 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS 160”).  SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company’s adoption of SFAS 160 did not to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. The Company has already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.  SFAS 162 is not expected to have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP FAS 107-1”) amends SFAS No. 107, ”Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of its consolidated financial results.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.   This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company does not believe this guidance will have a significant impact on its consolidated financial statements.

Cash

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Concentration of Credit Risk

The Company is exposed to various types of risk in the normal course of business including fluctuations in commodity prices, interest rates and foreign currency exchange rates.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term receivables, advances to suppliers, accounts payable and accrued liabilities, advances from customers, and short term loans payable. These instruments are denominated in the currency of China.  All of the Company’s bank accounts are in banks located in People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Recognition of Revenue

Revenues from sales of products are recognized when the products are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Revenue associated with sales of coal is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers.

Heat Power supplies heat to users directly and supplies electricity through a government controlled intermediary. Revenue from sales of heat and electricity represents the amount of tariffs billed for heat and electricity generated and transmitted to the users and government controlled intermediary, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization.  Cost include the prices paid to acquire or construct the assets, including capitalized interest during the construction period, and any expenditures that substantially increase the assets  value or extend the useful life of an existing asset.

Depreciation is computed using the straight line method basics over the estimated useful lives of property, plant and equipment, which are approximately five years for electrical and office equipment, ten years for transportation equipment, and 20 to 45 years for buildings.

Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.  Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use.  Repairs and maintenance are expensed as incurred.

Depletion of coal reserves and amortization of advance royalties is computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base.  Mine development costs are principally amortized over the estimated lives of the mines using the straight-ling method.  Costs include the original purchase price of the mine plus cost of mine improvements, principally the cost of road building.

Income Taxes

Coal Group and Heat Power generate their income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. The Company, Coal Group, and Heat Power do not conduct any operations in the U.S.; therefore, are not subject to U.S. taxes.

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities and amounts recorded on the accounting records, and of net operating loss carryforwards.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis.  At May 31, 2009, inventories consisted solely of operating supplies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

Foreign Currency Translation

All Company assets are located in China.  These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi).  Since the functional currency is the Renminbi, they are translated into US dollars as follows:

(a)	Assets and liabilities, at the rates of exchange in effect at the applicable balance sheet dates;
(b)	Components of stockholders’ equity, at the exchange rates prevailing at the time respective equity transactions occurred; and
(c)	Revenues and expenses, at the average rates of exchange for each year. Gains and losses arising from the translation of foreign currency are included in other comprehensive income.

Statutory Reserve

The Company is required by Chinese law to allocate a percentage of no lower than 10% of the profits to a Statutory Reserve Fund.  The Company allocates 10% of its after tax profits, if any, to a Statutory Reserve Fund, as determined from year to year. The fund is allocated appropriately until reserves reaches 50% of paid-in capital.

Stock Options

Stock options are accounted for upon issuance at fair market value.  Such value is determined at the date a commitment is made for issuance. The value of options is included in a separate part of stockholders' equity.  Upon exercise or cancellation, the value of such options is transferred to paid in capital.

3.  Segment Reporting

The Company is made up of two segments of business: Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing heating and electricity to residents and businesses of a local community.  Each of these segments is conducted through a separate corporation and each functions independently of the other.

Except for the loan to Heat Power by Coal Group in the principal amount of RMB93.2 million (US$13.65 million) as of May 31, 2009, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheet.

	Six Months Ended May 31,
		2009			2008
	Heat Power	Coal Group	Total	Heat Power	Coal Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	6,427,625	2,755,509	9,183,134	4,780,099	7,413,876	12,193,975
Interest expense(income), net	698,209	(502,132)	196,077	635,521	(144,778)	490,743
Depreciation & depletion	1,077,254	234,735	1,311,989	849,796	239,250	1,089,046
Segment profit	(313,848)	164,829	(149,019)	(237,104)	2,596,183	2,359,079
Corporate items	-	-	-	-	-	315,000

	May 31, 2009			May 31, 2008
	Heat Power	Coal Group	Total	Heat Power	Coal Group	Total
	US$	US$	US$	US$	US$	US$
Segment assets	41,976,159	28,806,350	70,782,509	31,678,165	21,700,975	53,379,140
Construction in progress	3,819,773	8,442,472	12,262,245	3,065,735	5,267,025	8,332,760
Other assets	-	1,958,565	1,958,565	542,009	12,347,801	12,889,810

	Three Months Ended May 31,
		2009			2008
	Heat Power	Coal Group	Total	Heat Power	Coal Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	2,485,266	1,118,108	3,603,374	2,129,330	2,358,615	4,487,945
Interest expense (income), net	385,217	(288,593)	96,624	326,100	(33,317)	292,783
Depreciation & depletion	550,050	99,142	649,192	391,275	139,200	530,475
Segment profit (loss)	(928,284)	665,789	(262,495)	(441,185)	412,265	(28,920)

4.  Related Party Transactions

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. Balances, consisting of principal and interests, and the related interest rates are detailed below:

	Balance		Interest rate
Ordos City YiYuan Investment Co., Ltd.	$1,704,852		3.155%
Hangzhou Dayuan Group, Ltd.	5,367,677		3.155%
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,784,793	*	3.155%
Wenxiang Ding	1,079,411		0%
Wenhua Ding	281,374		0%
Total	$10,218,107

*Of the total amount, $489,296 is non- interest bearing.

5. Accounts Receivable

The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of nil and $1,000 as of May 31, 2009 and November 30, 2008, respectively.

6. Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers.  At May 31, 2009, advances amounted to $6,149,319.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

7. Other Accounts Receivable

Other accounts receivable consists of the following:

Loans to suppliers and other associated firms		$538,004
Deposit funds to secure agreements		1,266,313
Employee expense advances		253,376
	Total	$2,057,693

8. Short Term Bank Loans

The Company has four outstanding bank loans. The notes under the loans were collaterized by the mining rights. Relevant terms of these debt obligations are as follows:
Bank loan, due 10/22/09, with interest at 8.316%	$2,636,281
Bank loan, due 12/5/09, with interest at 6.696%	1,757,521
Bank loan, due 3/15/10, with interest at 6.372%	8,787,604
Bank loan, due 4/21/10, with interest at 6.372%	1,464,600
Total	$14,646,006

The Company has unutilized bank credit facilities of $21,969,009 as of May 31, 2009. Subsequent to May 31, 2009, the Company obtained additional short term bank loan of $5,858,402.

9. Fair Value Measurement

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

10. Income Taxes

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued. In China, the Company files tax returns for Heat Power, Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of China permit the carryforward of net operating losses for a period of five years. At May 31, 2009, the Chinese entities had net operating losses of $5,086,050 available for future use. If not used, these carryforwards will expire as follows:

2009	$177,778
2010	142,843
2011	1,118,226
2012	1,076,172
2013	2,571,031

Under SFAS No. 109, “Accounting for Income Taxes,” recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Deferred tax assets	$1,271,513
Valuation allowance	1,271,513
Balance recognized	$-

The amount of deferred tax assets increased during the six month period ended May 31, 2009 by $459,449.

The effective income tax rate is reconciled with the statutory rate in the following table.

	Loss Before Income Taxes	Tax Provision	Rate of Tax

Amounts reported on the statement of income	121,996	24,590	20.16%

Losses not used in calculation of taxable income on the tax returns	23,636	-	-

Amount calculated at the statutory rate	98,360	24,590	25%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company does not have any accruals for uncertain tax positions as of May 31, 2009.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

11. Fixed Assets

Fixed assets, consisting principally of buildings and equipment, are summarized as follows.

	Amount	Estimated Useful Lives (Years)
Buildings	$8,315,663	20 - 45
Machinery & equipment	23,593,167	5
Automotive equipment	656,681	10
Office Equipment	531,935	5
Other assets	124,793	5
Construction in progress	12,262,245
Fixed assets to be disposed	744,393
	46,228,877
Accumulated depreciation	(5,858,547)
Fixed assets, net	$40,370,330

12. Stock Options

On February 11, 2008 the Board of Directors approved the adoption of a stock option plan (the “2008 Plan”) under which a total of 4,500,000 options to purchase Company common stock may be granted to officers, employees, and consultants of the Company. The full number of authorized options was granted in February 2008. These options are fully vested and may be exercised at anytime before December 31, 2010 at an exercise price of $1 per share. The value of the options was determined to be $315,000 using a Black Sholes valuation model. This value was charged to expense during 2008. There were no options exercised or cancelled during the six months ended May 31, 2009.

The outstanding options have not been included in the calculation of the weighted number of shares outstanding which is used to calculate earnings per share because the exercise price of the options is higher than the market price of the stock.

The following table summarizes the assumptions used in the Black Sholes calculation.

Dividend yield	0.0%
Expected volatility	196.73%
Risk free interest rate	2.13%
Expected term (in years)	2.38
Weighted average value of stock options granted	$0.07

13. Contingency

As is customary in China, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance.  As a result the Company is effectively self-insuring the risk of potential accidents that may occur in the workplace.  Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its financial statements.

14.  Subsequent Events

On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a "variable interest entity" (“VIE”) structure to meet the current requirements of applicable PRC law.

The framework agreement provides that (i) the Company will establish a newly-formed, indirect subsidiary of the Company incorporated in the People’s Republic of China (“CEC China”), (ii) CEC China will enter an exclusive service agreement and option agreement with each of Coal Group and Heat Power (collectively, the “Operating Companies”)  and a share pledge agreement with each of the Operating Companies and certain of their respective PRC shareholders (“PRC Shareholders”).  The framework agreement also requires the PRC Shareholders to fully authorize CEC China to exercise all shareholder’s rights that the PRC Shareholders can exercise in the Operating Companies. By entering into the framework agreement and subsequently setting up the structure involving the use of VIEs, the Company will have the control and the economic benefits and costs of ownership of the Operating Companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

History

The Company was incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to expand thermoelectric plants and networks in rural developments. The Company operates its business through its operating companies, Coal Group and Heat Power (each as defined below and collectively, the “Operating Companies”).

On November 30, 2004, the Company entered into a share exchange agreement pursuant to which the shareholders of 100% of the equity interests in the  Coal Group and the shareholders of 49% of the equity interests in Heat Power (collectively, the “PRC Shareholders”) acquired shares of the Company’s common stock in  consideration for their exchange (the "Share Exchange") of 100% of their equity interests in the Operating Companies.   The Share Exchange, however, was not effected in such a way that would permit, under applicable PRC law, the share registration of the Operating Companies held by the PRC Shareholders to be transferred on the records of applicable PRC regulatory authorities to the name of China Energy Corporation.  Accordingly, even though the Company and the PRC Shareholders have taken certain steps to reiterate and reinforce the original intent of the parties that the equity ownership of the Operating Companies be in the name of the Company, the enforceability of the Company's claim to legal ownership of the Operating Companies may be subject to risk under applicable PRC law.  Initially,  the Company proposed and entered into an agreement to commence a plan to convert the holding structure of the Operating Companies into Foreign Invested Enterprises (“FIEs”) under PRC law. Upon subsequent review of this plan, the Company determined that it could adequately reduce any PRC regulatory risk by using an alternative structure involving the use of “variable interest entities” (VIEs).  Pursuant to a VIE strategy, the Company would forgo any right to registered ownership of the Operating Companies contemplated by the Share Exchange, and would instead permit registered ownership of the Operating Companies to continue to be held by all or certain PRC Shareholders (the “VIE Shareholders”).  Using this approach a newly-formed, indirect subsidiary of the Company incorporated in the People’s Republic of China (“CEC China”) would enter into a series of contractual arrangements with the VIE Shareholders so that control and the economic benefits and costs of ownership of the Operating Companies would flow directly to CEC China through a series of management and business cooperation agreements.  CEC China would also have the option to purchase the equity interests in the Operating Companies held by the VIE Shareholders.  The VIE Shareholders would pledge their equity interests in the Operating Companies as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in the Operating Company.  The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the initial FIE plan.  In connection with the VIE plan, the Company and the PRC Shareholders have entered into the Framework Contract  whereby the Company has agreed to form CEC China within three months of the execution of the Framework Agreement, and the Company and the PRC Shareholders have agreed to enter into the aforementioned agreements.

Operating Companies

Coal Group

We produce coal through Inner Mongolia Tehong Coal Group Co, Ltd. (“Coal Group”) and supply heating and electricity requirements throughout the XueJiaWan district through Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”).

Coal Group produces coal from the LaiYeGou coal mine located in Erdos City, Inner Mongolia, People’s Republic of China. Its trade consists of production and processing of raw coal for domestic heating, electrical generation and coking purposes for subsequent steel production. The principal sources of revenue are generated from the local heating power industry.

The raw coal produced is noncaking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation. It has low sulphur and low chemical emission which satisfies government environmental protection standards with heating capability of 6,800 -7,000 Kilocalories (“Kcal”).

Heat Power

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

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated, unassociated third party. It also obtains its supply through various other coal mines in the area. The Company does not believe this concentration constitutes a significant risk.  In the XueJiaWan area, hardly anyone owns a domestic heating boiler.  Instead, water is heated in the thermoelectric plant using boilers, to approximately 100°C and piped directly to homes and public buildings, including private dwellings, factories as well as municipal facilities.

Heat Power supplies heating to users directly and supplies electricity through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. Heat Power, therefore, operates two processes, one for heating and one for co-generation of electricity supply.

Results of operations

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance for the six month periods ended May 31, 2009 compared to May 31, 2008.
	Six Months Ended May 31,
	2009		2008

Revenue	$9,183,134	100%	$12,193,975	100%
Cost of Sales	8,142,477	89%	8,151,231	67%
Gross Margin	$1,040,657	11%	$4,042,744	33%

Coal Group

For the six month period ended May 31, 2009, revenues for Coal Group were $2,755,509 compared to $7,413,876 in the comparable six month period in 2008. The $4,658,367 decrease was as a result of the temporary shut down of the LaiYeGou coal mine for the purpose of installing the necessary fire safety equipment.  Coal Group produced approximately 22,000 metric tons of coal during the six month period ended May 31, 2009. In addition, Coal Group met the demands of customers by supplementing coal mine production with outside purchases.  Laiyegou resumed partial production operations earlier this month and expects to achieve full operations by third quarter.

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

Heat Power

For the six month period ended May 31, 2009, revenues generated by Heat Power were $6,427,625 compared to $4,780,099 in the comparable six month period in  2008. The $1,647,526 increase was as a result of the increase in the number of users as a result of expansion in the XueJiaWan area. It is expected that this area will expand further in the next 2 fiscal years.

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

Heating Revenue Per Unit

User	Unit Price		Area (square meter)		Revenue ($)
Second Quarter
	2008	2009	2008	2009	2008	2009	Variance
Residential	2.21	2.92	1,010,000	1,440,000	$478,637	$923,380	$444,743
Commercial	3.35	4.20	240,000	350,000	172,433	322,964	150,531
Government	3.63	4.20	290,000	310,000	226,090	286,059	59,969

Total			1,540,000	2,100,000	$877,160	1,532,403	655,243

First Quarter
Residential	2.21	2.92	1,010,000	1,440,000	$929,375	$1,845,220	$915,845
Commercial	3.35	4.20	240,000	350,000	334,829	645,390	310,561
Government	3.63	4.20	290,000	310,000	439,016	571,627	132,611

Total			1,540,000	2,100,000	$1,703,220	$3,062,237	$1,359,017

Cost of Sales

For the six month periods ended May 31, 2009, cost of sales decreased by $8,754 from the comparable six month period in 2008, a result of change in the following expenses:
	Six Months Ended May 31,
	2009	2008	Variance

Coal & freight	4,776,665	6,158,896	(1,382,231)
Utilities	539,511	414,818	124,693
Salaries	394,168	298,727	95,441
Operating supplies	261,827	165,702	96,125
Repairs	28,160	33,645	(5,485)
Other	1,078,019	78,114	999,905
Depreciation & depletion	1,064,127	1,001,329	62,798

Total	$8,142,477	$8,151,231	$(8,754)

For the six month period ended May 31, 2009 our gross margin was 11% compared with 33% in the 2008 six month period. The decrease resulted from the increase in the cost of coal, utilities and freight prices incurred by Heat Power. Included in other expenses is a charge for approximately $1,008,000 for the sub contract of heating to a nearby energy power plant. The contract was to provide heating requirements to an area that is not currently covered under current operations. We may explore constructing facilities to cover this area in the future and the sub contract will provide a cost effective solution until such plans materialize.

Our gross margin also decreased this quarter as a result of the temporary shut down of the LaiYeGou coal mine for the purpose of installing the necessary fire safety equipment. Despite the shut down, Coal Group continued to incur expenses for usage fees for utilities and salaries.

For the three month period ended May 31, 2009, cost of sales decreased by $640,302 from the comparable three month period in 2008, a result of change in the following expenses:

	Three Months Ended May 31,
	2009	2008	Variance

Coal & freight	1,614,725	2,702,636	(1,087,911)
Utilities	222,684	248,845	(26,161)
Salaries	206,411	183,568	22,843
Operating supplies	91,126	52,942	38,184
Repairs	14,650	24,561	(9,911)
Other	460,213	32,696	427,517
Depreciation & depletion	548,918	553,781	(4,863)

Total	$3,158,727	$3,799,029	$(640,302)

The decrease was primarily as a result of the decrease in coal and freight and increase in other expenses as a result of factors discussed above.

Salaries are expected to vary as a result of bonus structures set for employees. Operating supplies expenses are expected to increase in line with revenue of Heat Power.

Selling Expenses

For the six month period ended May 31, 2009, selling expenses increased by approximately $27,000 compared to the same period in 2008.

Salaries and wages are expected to remain at current levels and our sales tax and other expenses will vary as a direct function of the variance in revenues.

	Six Months Ended May 31,
	2009	2008	Variance

Salaries and wages	19,219	19,073	146
Office	2,593	935	1,658
Sales tax and other expenses	216,341	191,569	24,772

Total Expenses	$238,153	$211,577	$26,576

	Three Months Ended May 31,
	2009	2008	Variance

Salaries and wages	10,666	5,727	4,939
Office	2,593	935	1,658
Sales tax and other expenses	179,261	46,289	132,972

Total Expenses	$192,520	$52,951	$139,569

General and Administrative Expenses

For the six month period ended May 31, 2009, general and administrative expenses decreased by $521,456 as a result of change in the following expenses:

	Six Months Ended May 31,
	2009	2008	Variance

Salaries and wages	251,844	250,820	1,024
Professional and other fees	96,890	255,219	(158,329)
Office	166,684	413,738	(247,054)
Travel	85,151	214,398	(129,247)
Repairs	30,141	29,934	207
Other expenses	70,831	46,000	24,831
Depreciation	249,091	261,979	(12,888)

Total Expenses	950,632	$1,472,088	$(521,456)

	Three Months Ended May 31,
	2009	2008	Variance

Salaries and wages	164,035	126,584	37,441
Professional and other fees	27,008	148,475	(121,467)
Office	111,115	138,128	(27,013)
Travel	43,015	58,920	(15,905)
Repairs	23,534	3,523	20,001
Other expenses	43,531	38,302	5,229
Depreciation	101,503	150,956	(49,453)

Total Expenses	$513,731	$664,888	$(151,157)

Salaries and Wages. Salaries and wages increased as a result of retaining additional staff in our thermoelectric plant operations.

Professional and other Fees. During the second quarter ended 2008, professional fees consisted of fees paid to engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also incurred to retain environmental professionals which assisted in the implementation of environmental protection policies and procedures for the LaiYeGou Coal mine and also for our thermoelectric plant operations. Fees paid to environmental professionals are expected to be an ongoing expense. For the six month period ended May 31, 2009, we did not retain engineering professionals for the LaiYeGou coal mine.

Office. During the 2008 quarter ended our office expense consisted of expenses paid for distributing promotional materials to potential customers of Coal Group and Heat Power, advertising in trade magazines and on billboards. During the 2009 quarter ended, we did not incur these costs for Coal Group as a result of the temporary shut down of the LaiYeGou coal mine for installation of fire safety equipment. We expect such expenses to increase once the coal mine is operational.

Travel. During the 2008 quarter, travel expense consisted of travel by engineering consultants to the thermoelectric plant and also travel incurred by sales staff in their marketing initiatives. During the 2009 quarter, we did not retain engineers and therefore did not incur the related travel costs. We expect travel for marketing initiatives to recur on an ongoing basis.

Repairs. Repairs were made mostly to Coal Group’s office building and minor repairs to equipment. We do not expect to incur significant repair expenses in the future.

Finance Expense

For the six month period ended May 31, 2009 and May 31, 2008, finance expenses amounted to $196,077, net and $490,743, net, respectively. The interest expense incurred was a result of loans obtained by Coal Group. Please refer to “Sources of Capital” below. Finance expenses decreased as a result of the significant decrease in interest rate since the second half year of 2008. Finance expenses also decreased this quarter as a result of the interest income from loans to other companies was off-set against the interest expenses, but there was no such income in 2008.

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

For Coal Group, methods of circumventing transportation challenges are to receive contracts granted by the Government where transportation is guaranteed from LaiYeGou coal mine to the final destination. Where contracts are privately arranged, transportation is arranged through the hiring of third party transporters or by customers. In some instances, coal is purchased by third parties in close proximity to train stations where transportation to customer destinations is more efficiently arranged. However, transportation to destinations is limited to those for which routes are in place.

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

Liquidity and Capital Resources

As of May 31, 2009 we had a working capital deficit of $27,047,553.  We anticipate that the combination of our sales and collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans  will generate sufficient cash flow  to sustain our working capital needs. However we may require other sources of capital.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed, we will explore financing options such as shareholder loans. Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  Shareholder loans are payable on demand and interest is calculated at the range from zero to 3.155% per annum.

Coal Group obtained loans from the Agriculture Commercial Bank equally 100 million RMB or $14,646,006 to assist in funding working capital needs.

We may also receive capital contributions from our shareholders.

Cash Flows

Operating Activities:

Our cash flows consumed by operating activities was $543,808 for the six month period ended May 31, 2009 versus cash flows provided by operating activities of $2,411,732 for the six month period ended May 31,2008. The following summarizes the inflow and outflow of cash for these periods:

	2009	2008
Net income(loss)	(97,406)	$778,290
Options issued for services	-	315,000
Increase in accounts receivable	(1,313,698)	(263,790)
Increase (Decrease) in other receivables	70,949	(209,616)
Increase in advances to suppliers	(1,256,888)	(1,145,666)
Increase in advances from customers	738,091	16,504
Decrease (Increase) in inventory	107,219	(13,820)
(Decrease) Increase in accounts payable	(742,630)	566,945
Increase in other payable	58,055	744,532
Other	1,892,500	1,623,353
Net Cash Provided (Consumed) By Operating Activities	$(543,808)	$2,411,732

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

Accounts Payable. The majority of accounts payable were for Heat Power’s purchase of raw materials for production and constructions.

Other Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees.

Investing Activities:

Our cash consumed by investing activities were $7,475,067 and $113,346  for the six month period ended May 31, 2009 and May 31, 2008, respectively.

Construction in progress charges consist of expenses paid for enhancement of the LaiYeGou coal mine and also Heat Power construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to construction of the thermoelectric plant.

The Company granted additional notes of $5,011,175 to two vendors during the six month period ended May 31, 2009.

Financing Activities:

Our cash flows provided by financing activities were $9,388,883 for the six month period ended May 31, 2009 and cash flows consumed by financing activities were $163,745  for the six month period ended May 31, 2008.

The outstanding balances and interest rate of shareholder loans at May 31, 2009, were as follows:
		Balance		Interest rate
Ordos City YiYuan Investment Co. Ltd.		1,704,852		3.155%
Wenhua Ding		281,374		0%
Wenxiang Ding		1,079,411		0%
Hangzhou Dayovan Group, Ltd.		5,367,677		3.155%
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.		1,784,793	*	3.155%
	Total	$10,218,107

*Of such amount $489,296 is non-interest bearing.

Coal Group had obtained additional loans from the Agriculture Commercial Bank with net amount of 62 million RMB or $9,087,118 to assist in funding working capital needs during the six month period ended May 31, 2009.

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

Seasonal Aspects

Coal Group’s business is seasonal in that sales are particularly low in February up to mid March, due to the Chinese New Year holiday. During this time our business is closed for two weeks. As a result, sales in March are usually higher.

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

(B)  Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended May 31, 2009, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information.

Change in Ceftifying Accountant

The Company dismissed its principal independent accountant, Robert G. Jeffrey, Certified Public Accountants (“Jeffrey & Co.”) from its engagement with the Company in the second quarter of 2009.  Jeffrey & Co. was engaged by the Company in 2004. The members of the Board of Directors approved the Company’s decision to dismiss Jeffrey & Co. as the Company’s principal independent accountant and approved sending written notification to Jeffrey & Co. dated as of May 21, 2009.

There were no disagreements between the Company and Jeffrey & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of Jeffrey & Co.’s engagement up to the date of dismissal which disagreements that, if not resolved to Jeffrey & Co.’s satisfaction, would have caused Jeffrey to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.  None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the two fiscal years of the Company ended November 20, 2007 and 2008 and subsequently up to the date of dismissal.  The audit report of Jeffrey & Co. on the financial statements of the Company as of November 30, 2008 did not contain any adverse opinion or disclaimer of opinion, and such audit report was not qualified or modified as to uncertainty, audit scope or accounting principles.  The Company expects that a letter from Jeffrey & Co. addressed to the Securities and Exchange Commission stating that it concurs with the statements made by the Company with respect to Jeffrey in this Quarterly Report on Form 10-Q will be furnished separately within ten business days of the filing of this Current Report on Form 10-Q.

On May 21, 2009, the Company engaged Wei, Wei & Co., LLP (“Wei & Co.”) to serve as its independent auditor.  The decision to engage Wei & Co. as the Company’s principal independent accountant was approved by the members of the Board of Directors of the Company.  During the two fiscal years of the Company ended November 30, 2007 and 2008, and through the date of the Wei & Co.’s engagement, the Company did not consult Wei & Co. regarding either: (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement” or “reportable event” within the meaning set forth in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

Framework Agreement

On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a "variable interest entity" (“VIE”) structure to meet the current requirements of applicable PRC law.

The framework agreement provides that (i) the Company will establish a newly-formed, indirect subsidiary of the Company incorporated in the People’s Republic of China (“CEC China”), (ii) CEC China will enter an exclusive service agreement and option agreement with each of Coal Group and Heat Power (collectively, the “Operating Companies”)  and a share pledge agreement with each of the Operating Companies and certain of their respective PRC shareholders (“PRC Shareholders”).  The framework agreement also requires the PRC Shareholders to fully authorize CEC China to exercise all shareholder’s rights that the PRC Shareholders can exercise in the Operating Companies. By entering into the framework agreement and subsequently setting up the structure involving the use of VIEs, the Company will have the control and the economic benefits and costs of ownership of the Operating Companies.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Framework Agreement dated July 13, 2009
31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO Section 906 Certification
32.2	CAO Section 906 Certification

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: July 21, 2009

By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

By:	/s/ Fu Xu
Fu Xu
Chief Accounting Officer