Form 10-Q
period 2009-08-31
China Energy CORP
filed 2009-10-15
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes      ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	October 15, 2009
Common Stock, $ 0.001 par value	45,000,000 shares

ITEM 2.	Management’s Discussion and analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative And Qualitative Disclosure About Market Risk	25
PART II.	OTHER INFORMATION	25
ITEM 1.	Legal Proceedings .	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds .	25
ITEM 3.	Defaults Upon Senior Securities.	25
ITEM 4.	Submission of Matters to a Vote of Security Holders	25
ITEM 5.	Other Information.	25
ITEM 6.	Exhibits and Reports on Form 8-K	25
	Signatures	26

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

China Energy Corporation and its subsidiaries (“CEC,” the “Company,” “Coal Group” and “Heat Power”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited

	August 31,	November 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash	8,362,280	296,455
Accounts receivables	6,072,177	4,724,882
Other receivables	3,122,986	2,128,642
Advance to suppliers	8,380,962	4,637,041
Inventories	4,311,084	685,985
Prepaid taxes	894,453	-
Total current assets	31,143,942	12,473,005

Fixed assets:
Property, plant and equipment	35,276,664	33,668,657
Construction in progress	12,838,892	10,710,321
	48,115,556	44,378,978
Less: accumulated depreciation and depletion	(6,472,431)	(4,700,282)
Net fixed assets	41,643,125	39,678,696

Other assets:
Investment property, net of depreciation of $154,765 and $120,686, respectively	1,946,639	1,979,029
Intangible assets, net of amortization of $1,179,438 and $940,055, respectively	3,233,423	3,468,906
Long term investment	-	255,776
Long term notes receivable	7,125,765	2,832,107
Long term prepaid expenses	332,113	-
Total other assets	12,637,940	8,535,818

TOTAL ASSETS	85,425,007	60,687,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	19,033,954	5,558,888
Accounts payable	11,715,156	7,780,928
Advance from customers	13,319,916	4,675,139
Accrued liabilities	261,632	291,373
Other payables	5,751,208	5,958,701
Shareholder loans	10,071,909	10,208,965
Total current liabilities	60,153,775	34,473,994

Deferred income	3,533,058	3,018,568

Total liabilities	63,686,833	37,492,562

Stockholders’ equity:
Common stock (authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding, respectively)	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	315,000
Retained earnings	7,955,480	9,952,519
Statutory reserves	2,335,468	1,819,915
Other comprehensive income	2,431,421	2,406,718
Total stockholders’ equity	21,738,174	23,194,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	85,425,007	60,687,519

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the nine months ended August 31,		For the three months ended August 31,
	2009	2008	2009	2008
	US$	US$	US$	US$

Revenues	19,835,776	14,367,294	10,652,642	2,173,319
Cost of revenues	(17,427,519)	(10,604,383)	(9,285,042)	(2,453,152)
Gross profit	2,408,257	3,762,911	1,367,600	(279,833)

Operating expenses:
Selling and marketing	(1,076,552)	(234,315)	(838,399)	(22,738)
General and administrative	(2,106,683)	(1,895,166)	(1,156,051)	(423,078)
Options issued for services	-	(315,000)	-	-
Total operating expenses	(3,183,235)	(2,444,481)	(1,994,450)	(445,816)

(Loss) / income from operations	(774,978)	1,318,430	(626,850)	(725,649)

Other income	296,426	216,885	101,240	63,838
Investment income	36,841	-	(6)	-
Finance expenses, net	(467,721)	(768,142)	(271,644)	(277,399)
Non-operating expenses	(123,276)	(199,221)	(113,452)	(31,403)
(Loss ) / income before income taxes	(1,032,708)	567,952	(910,712)	(970,613)

Income taxes	(448,778)	(825,282)	(473,368)	(65,007)

Net (loss) income	(1,481,486)	(257,330)	(1,384,080)	(1,035,620)

Other comprehensive income
Income (loss) on foreign currency conversion	24,703	(2,559,012)	(6,680)	(576,887)
Total comprehensive (loss) income	(1,456,783)	(2,816,342)	(1,390,760)	(1,612,507)

(Loss) earnings per share
basic and diluted	(0.03)	(0.01)	(0.03)	(0.02)

Weighted average common shares outstanding
basic and diluted	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 FOR THE NINE MONTHS ENDED AUGUST 31, 2009
(UNAUDITED)

			Additional	Paid in capital			Other
	Shares	Amounts	Paid in capital	Stock options	Retained Earnings	Statutory Reserves	Comprehensive income	Total
Balance as of December 1, 2008	45,000,000	$45,000	$8,655,805	$315,000	$9,952,519	$1,819,915	$2,406,718	$23,194,957
Net loss for period	-	-	-	-	(1,481,486)	-	-	(1,481,486)
Other comprehensive income	-	-	-	-	-	-	24,703	24,703
Allocation of statutory reserve	-	-	-	-	(515,553)	515,553	-	-
Balance as of August 31, 2009	45,000,000	$45,000	$8,655,805	$315,000	$7,955,480	$2,335,468	$2,431,421	$21,738,174

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Ended August 31, 2009 and August 31, 2008
(Unaudited)

	For the nine months ended August 31,
	2009	2008
	US$	US$
Cash flows from operating activities:
Net loss	(1,481,486)	(257,330)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,139,567	1,626,538
Options issued for services	-	315,000
Changes in operating assets and liabilities:		-
Gains arising from investments	(36,841)	-
(Increase) decrease in accounts receivables	(1,347,295)	248,224
Increase in other receivables	(994,344)	(384,345)
Increase in advance to suppliers	(3,743,921)	(1,346,653)
Increase in inventories	(3,625,099)	(105,675)
Increase in deferred income	514,490	516,575
Increase (decrease) in accounts payable	7,161,950	(769,217)
Increase in advance from customers	8,644,777	2,297,524
Decrease in accrued liabilities	(29,741)	(287,550)
(Decrease) increase in other payables	(1,101,946)	830,753
Net cash used in operating activities	6,100,111	2,683,844

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,353,867)	(245,508)
(Increase) in for construction in progress	(2,128,571)	(2,249,008)
Decrease in deferred charges	-	487
(Increase) decrease in notes receivable	(4,293,658)	4,233,229
Cash received from disposal of fixed assets	86,480	-
Return on long term investments	-	3,652,647
Net cash used in investing activities	(11,689,616)	5,391,847

Cash flows from financing activities:
Proceeds from short term bank loans	16,403,367	129,216
Principal payments on short term bank loans	(2,928,301)	(5,294,252)
Advance from shareholders	155,561	86,412
Net cash provided by financing activities	13,630,627	(5,078,624)

Effect of exchange rate changes on cash	24,703	(2,559,012)
Net increase in cash and cash equivalents	8,065,825	438,055

Cash and cash equivalents, beginning of period	296,455	1,478,264

Cash and cash equivalents, end of period	8,362,280	1,916,319

Supplemental disclosure of cash flow information	514,526	483,926

Cash paid for interest
Cash paid for income taxes	263,336	825,282

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH ENDED AUGUST 31, 2009 AND 2008
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

Coal Group

Coal Group was organized in China on August 8, 2000 as Inner Mongolia Tehong Coal Co., Ltd. The name was changed in April 2004 to Inner Mongolia Tehong Coal Group Co., Ltd. and changed again in June 2006 to Inner Mongolia Tehong Coal & Power Group Co., Ltd. Coal Group owns a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District. Coal Group has the capacity to produce approximately up to 800,000 metric tons per year by the end of 2010.

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

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated, unassociated third party. It also obtains its supply through various other coal mines in the area. The Company does not believe this concentration constitutes a significant risk.  In the XueJiaWan area, hardly anyone owns a domestic heating boiler.  Water is first heated in the Company’s thermoelectric plant by the high-temperature steam used for generating electricity, and then piped directly to homes and public buildings, including private dwellings, factories as well as municipal facilities, and lastly the water is piped back to the thermoelectric plant to repeat the process.

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of August 31, 2009 and November 30, 2008 and for the nine-month periods ended August 31, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements, including the accounts of China Energy Corporation and its wholly owned subsidiary, Coal Group.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 established standards of accounting for and disclosure of subsequent events which occur after the blance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which the subsequent events have been evaluated as well as whether that date is the date the financial statement were issued or the date the financial statements were available to be issued.  The Company does not believe the adoption of this standared will have a significant impact on thie consolidated financial statements.  The requisite evaluation of events occurring subsequent to our quarter end of August 31, 2009 through October 7, 2009, the filling date of this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 had been evaluated.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 established the FASB Accounting Standards Codification (“the Codification”) as the sources for authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009  Accordingly, upon the adoption of SFAS 168 effective September 1, 2009, the Company will begin to reference the new Codification as the sole source of authoritative literature when referring to U.S. GAAP in the Company’s Annual Report on Form 10-K for the fiscal year ending November 30, 2009 and all subsequent public filings. The Codification is not intended to nor does it change existing U.S. GAAP and adoption will not have any impact on the Company’s financial position, results of operations or cash flows.

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

Recognition of Revenue

Revenues from sales of products are recognised when the products are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Revenue associated with sales of coal is recognised when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis.  At August 31, 2009, inventories consisted of coal and operating supplies.

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

Statutory Reserve

The Company is required by Chinese law to allocate a percentage of no lower than 10% of the profits to a Statutory Reserve Fund.  The Company allocates 10% of its after tax profits, if any, to a Statutory Reserve Fund, as determined from year to year. The fund is allocated appropriately until reserves reaches 50% of paid in capital

Stock Options

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

Except for the loan lent to Heat Power by Coal Group with the principal of Renminbi 93.2 million (equivalent to $13.65 million US dollars) as of August 31, 2009, during the periods reported here in, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheet.

	Nine Months Ended August 31,
		2009			2008
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	7,024,882	12,810,893	19,835,776	4,894,540	9,472,754	14,367,294
Interest expense(income), net	1,111753	(644,032)	467,721	988,229	(220,087)	768,142
Depreciation & depletion	1,715,044	397,871	2,112,915	1,265,757	360,781	1,626,538
Segment profit	(2,180,289)	1,405,311	(774,978)	(1,354,223)	2,987,653	1,633,430
Corporate items	-	-	-	-	-	315,000

	Three Months Ended August 31,
		2009			2008
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	597,258	10,055,384	10,652,642	114,441	2,058,878	2,173,319
Interest expense (income), net	413,544	(141,900)	271,644	352,708	(75,309)	277,399
Depreciation & depletion	637,789	163,136	800,926	415,961	121,531	537,492
Segment profit (loss)	(2,033,349)	1,406,499	(626,850)	(1,117,119)	391,470	(725,649)

	August 31, 2009			November 30, 2008
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Segment assets	44,164,821	41,260,186	85,425,007	33,111,586	25,596,904	58,708,490
Assets not allocable to segments	-	-	-	-	-	1,979,029
Construction in progress	4,031,163	8,807,729	12,838,892	3,609,608	7,100,713	10,710,321
Other assets	-	1,946,639	1,946,639	3,823,371	677,776	4,501,147

4. Related Party Transactions

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. Balances are detailed below:

	August 31, 2009		November 30, 2008
Ordos City YiYuan Investment Co., Ltd.	$1,564,887		1,535,992
Hangzhou Dayuan Group, Ltd.	5,396,309	*	5,101,839
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,795,576		1,760,278
Wenxiang Ding	1,013,522		1,810,156
Wenhua Ding	301,615		--
Total	$10,071,909		$10,208,965
__________________________
*Of such amount $489,145 is non-interest bearing.

5. Accounts Receivable

The Company carries its accounts receivable at cost, less an allowance for doubtful accounts.  On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections.  The balance of accounts receivable has been reduced by a provision for doubtful accounts in the amount of nil and $1,000 as of August 31, 2009 and November 30, 2008, respectively.

6. Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers.  At August 31, 2009 and November 30, 2008, advances amounted to $8,380,962 and $4,637,041, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

7. Other Accounts Receivable

Other accounts receivable consists of the following:

	August 31, 2009	November 31, 2008
Loans to suppliers and other associated firms	993,922	165,304
Deposit funds to secure agreements	1,862,322	1,859,928
Employee expense advances	266,742	103,410
Total	3,122,986	2,128,642

8. Short Term Bank Loans

The Company has five outstanding bank loans. The notes under the loans were collaterized by the mining rights. Relevant terms of these debt obligations are as follows:

	August 31, 2009	November 31, 2008
Bank loan, due 3/30/2009, with interest at 8.964%	---	1,462,866
Bank loan, due 4/23/2009, with interest at 8.964%	---	1,462,866
Bank loan, due 10/22/09, with interest at 8.316%	2,635,471	2,633,156
Bank loan, due 12/5/09, with interest at 6.696%	1,756,980
Bank loan, due 3/15/10, with interest at 6.372%	8,784,902
Bank loan, due 4/21/10, with interest at 6.372%	1,464,150
Bank loan, due 6/29/10, with interest at 6.138%	4,392,451
Total	19,033,954	5,558,888

The Company has unutilized bank credit facilities of $47 million  and $nil as of August 31, 2009 and November 30, 2008, respectively.  Subsequent to August 31, 2009, the Company has not obtained any additional short term bank loan by this report date.

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

10. Income Taxes

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued.  In China, the Company files tax returns for Heat Power, Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of China permit the carryforward of net operating losses for a period of five years.  At August 31, 2009, the Chinese entities had net operating losses of $4,119,585 available for future use. If not used, these carryforwards will expire as follows:

2009	$177,778
2010	142,843
2011	1,118,226
2012	1,076,172
2013	1,604,566

Under SFAS No. 109, “Accounting for Income Taxes,” recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

Deferred tax assets	$1,029,896
Valuation allowance	1,029,896
Balance recognized	$-

The amount of deferred tax assets increased during the nine months ended August 31, 2009 by $217,832.

The effective income tax rate is reconciled with the statutory rate in the following table.

	Loss Before Income Taxes	Tax Provision	Rate of Tax
Amounts reported on the statement of income	(1,032,708)	448,778	(43.46%)

Losses not used in calculation of taxable income on the tax returns	2,827,820	-	68.46%

Amount calculated at the statutory rate	1,795,112	448,778	25%

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

The Company does not have any accruals for uncertain tax positions as of August 31, 2009.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

11. Fixed Assets

Fixed assets, consisting principally of buildings and equipment, are summarized as follows.

	Amount	Estimated Useful Lives (Years)
Buildings	$9,356,527	20 - 45
Machinery & equipment	23,907,594	5
Automotive equipment	609,343	10
Office Equipment	534,281	5
Other assets	124,755	5
Construction in progress	12,838,892
Fixed assets to be disposed	744,164
	48,115,556
Accumulated depreciation	(6,472,431)
Fixed assets, net	$41,643,125

12. Stock Options

On February 11, 2008 the Board of Directors approved the adoption of a stock option plan (“the 2008 Plan”) under which a total of 4,500,000 options to purchase Company common stock may be granted to officers, employees, and consultants of the Company.  The full number of authorized options was granted in February 2008.  These options are fully vested and may be exercised at anytime before December 31, 2010 at an exercise price of $1 per share.  The value of the options was determined to be $315,000 using a Black Sholes valuation model.  This value was charged to expense during 2008. There were no options exercised or cancelled during the nine months ended August 31, 2009.

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

On November 30, 2004, the Company entered into a share exchange agreement with the shareholders (collectively, the “PRC Shareholders”) holding 100% of the equity interests in Coal Group and holding 49% of the equity interests in Heat Power (together with Coal Group, the “Operating Companies”) pursuant to which the PRC Shareholders acquired shares of the Company’s common stock in  consideration for their exchange (the “Share Exchange”) of 100% of their equity interests in the Operating Companies.   The Share Exchange, however, was not effected in such a way that would permit, under applicable PRC law, the share registration of the Operating Companies held by the PRC Shareholders to be transferred on the records of applicable PRC regulatory authorities to the name of China Energy Corporation.  Accordingly, even though the Company and the PRC Shareholders have taken certain steps to reiterate and reinforce the original intent of the parties that the equity ownership of the Operating Companies be in the name of the Company, the enforceability of the Company's claim to legal ownership of the Operating Companies may be subject to risk under applicable PRC law.  Initially,  the Company proposed and entered into an agreement to commence a plan to convert the holding structure of the Operating Companies into Foreign Invested Enterprises (“FIEs”) under PRC law. Upon subsequent review of this plan, the Company determined that it could adequately reduce any PRC regulatory risk by using an alternative structure involving the use of “variable interest entity” (“VIE”).  Pursuant to a VIE strategy, the Company will forgo any right to registered ownership of the Operating Companies contemplated by the Share Exchange, and would instead permit registered ownership of the Operating Companies to continue to be held by all or certain PRC Shareholders (the “VIE Shareholders”).  Using this approach, a newly-formed, indirect subsidiary of the Company incorporated in the PRC (“CEC China”) would enter into a series of contractual arrangements with the VIE Shareholders so that control and the economic benefits and costs of ownership of the Operating Companies would flow directly to CEC China through a series of management and business cooperation agreements.  CEC China would also have the option to purchase the equity interests in the Operating Companies held by the VIE Shareholders.  The VIE Shareholders would pledge their equity interests in the Operating Companies as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in the Operating Company.  The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the initial FIE plan.  In connection with the VIE plan, the Company and the PRC Shareholders have entered into the Framework Contract whereby the Company has agreed to form CEC China within three months of the execution of the Framework Agreement, and the Company and the PRC Shareholders have agreed to enter into the aforementioned agreements. The Company is in the process of forming CEC China and certain immediate holding companies, and intends to enter into agreements contemplated by the Framework Agreement prior to the end of the calendar year.

Operating Companies

We operate our business through our operating subsidiaries located in the PRC: we  produce coal through Inner Mongolia Tehong Coal & Power Group Co., Ltd.  (“Coal Group”) and we supply heating and electricity requirements throughout the XueJiaWan district through Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”). We acquired control over these operating companies  on November 30, 2004.

Coal Group

Coal Group produces coal from the LaiYeGou coal mine located in Erdos City, Inner Mongolia, PRC.  Coal Group has leased the land surrounding the mine and the mine itself for a period of 50 years.  Coal Group produced approximately 136,000 metric tons of coal for the three months ended August 31, 2009. Coal Group recently completed infrastructure improvements to the mine and has the capacity to produce approximately up to 800,000 metric tons per year by the end of 2010. The raw coal produced is noncaking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation.  Coal Group’s activities has been coal production for the purpose of supplying raw materials to heating and power industries and retail customers. We do not supply coal for the operations of Heat Power.

Coal Group does not typically sign contracts to fix its prices per ton. This allows Coal Group to sell its products at the going market rate which, to the best of management’s knowledge, will continue its upward trend in price. Locking in a fixed price does not allow Coal Group to capitalize on the increase in demand for its products.

Heat Power

Heat Power has two distinct operations that services customers throughout the XueJiaWan district in Ordos City, Inner Mongolia: it supplies steam heating directly to end users and it also supplies electricity to end users through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”).  Heat Power supplies steam heat through its thermoelectric plant and 21 heat transfer stations.  The Autonomous Region Planning & Reform Committee appointed Heat Power in 2003 to establish a thermoelectric plant to provide heat and electricity capable of expanding coverage in the area serving a larger population base.

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated, unassociated third party. It also obtains its supply through various other coal mines in the area.  In the XueJiaWan area, hardly anyone owns a domestic heating boiler.  Water is first heated in the Company’s thermoelectric plant by the high-temperature steam used for generating electricity, and then piped directly to homes and public buildings, including private dwellings, factories as well as municipal facilities, and lastly the water is piped back to the thermoelectric plant to repeat the process

Results of operations – Three Months Ended August 31, 2009

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended August 31, 2009 compared to August 31, 2008.

	Three Months Ended August 31,
	2009		2008

Revenue	10,652,642	100%	2,173,319	100%
Cost of Sales	9,285,042	87%	2,453,152	113%
Gross Margin	1,367,600	13%	(279,833)	(13%)

Coal Group

For the three months ended August 31, 2009, revenues for Coal Group were $10,055,384 compared to $2,058,878 in the comparable three months in 2008. The $7,996,506  increase was due to the commencement of the full operations of the LaiYeGou coal mine in the third quarter in 2009 as compared to the third quarter in 2008 when the LaiYeGou coal mine was temporarily shut down for the purpose of installing necessary fire safety equipment. Coal Group produced approximately 136,000 metric tons of coal during the three months ended August 31, 2009.

New transportation roads have been completed and there are no more transportation constraints as in the prior quarter.

Heat Power

There is no heating revenue during the three months ended August 31, 2009 as this quarter is not within the season requiring heat.   For the three months ended August 31, 2009, revenues generated by Heat Power from its electricity operations were $597,258 compared to $114,441 in the comparable three month period in 2008. The $482,817 increase reflected the fact that in the third quarter in 2008 there was a temporary shut down of operations in order to comply with PRC Government regulations to improve the air quality during the 2008 Summer Olympics. Heat Power was instructed to temporarily shut down operations from June 9, 2008 until September 20, 2008.    Our revenue during the third quarter from our electricity operations were as follows:

Electricity Revenue Per Unit for Quarter ended August 31,
Month	Unit Price		Units of Power supplied (10000KW.h)		Revenue (Ten thousand $)
	2008	2009	2008	2009	2008	2009	Variance
June	0.03	0.03	381.33	955.70	11.44	22.54	11.10
July	0.03	0.03	__	645.33	__	15.22	15.22
August	0.03	0.03	__	931.11	__	21.96	21.96
TOTALS			381.33	2,532.14	11.44	59.72	48.28

We expect our revenues to increase during the next two fiscal years as a result of retaining additional users while the XueJiaWan area is being further developed. The increase in revenues will also be attributed to the increase in the prices of heat supply in response to increased cost of raw materials. Revenues generated are a function of Government regulation as the prices charged are approved by the Government. The Government reviews the pricing of heating from time to time as market conditions change. Also, the cost of raw materials, coal, are also regulated by the Government as the price point which we obtain from suppliers is controlled as the Government ensures that such prices are affordable for utility companies. The incentive for the supplier to supply at such prices is the Government’s guarantee and arrangement of transportation, thereby saving those costs for the supplier. Such savings outweigh the reduction in the selling price for the supplier.

Cost of Sales

For the three months ended August 31, 2009, cost of sales increased by $6,831,890 from the comparable three months in 2008, as a result of changes in the following expenses:

	Three Months Ended August 31,
	2009	2008	Variance

Coal & freight	7,939,531	1,494,178	6,445,353
Utilities	279,705	165,672	114,033
Salaries	138,562	144,647	(6,085)
Operating supplies	108,233	72,355	35,878
Repairs	109,135	39,371	69,764
Other	78,422	7,717	70,705
Depreciation & depletion	631,454	529,212	102,242

Total	9,285,042	2,453,152	6,831,890

For the three months ended August 31, 2009 our gross margin was 13% compared with -13% in the 2008 comparable three month period. The increase reflected the fact that in 2008 the LaiYeGou coal mine was temporarily shut down for the purpose of installing necessary fire safety equipment. Despite the shut down, Coal Group continued to incur expenses for usage fees for utilities and salaries. The LaiYeGou coal mine commenced full operations in August 2009.

Utilities, operating supplies and repairs expenses are expected to increase in line with revenue.

Selling Expenses

For the three months ended August 31, 2009, selling expenses increased by approximately $816,000 compared to the same period in 2008.  Selling expenses are expected to increase in line with revenue.

	Three Months Ended August 31,
	2009	2008	Variance

Salaries and wages	40,021	4,255	35,766
Office	5,816	185	5,631
Sales tax and other expenses	792,562	18,298	774,264

Total Expenses	838,399	22,738	815,661

General and Administrative Expenses

For the three months ended August 31, 2009, general and administrative expenses increased by approximately $733,000 as a result of changes in the following expenses:

	Three Months Ended August 31,
	2009	2008	Variance

Salaries and wages	138,697	129,443	9,254
Professional and other fees	86,757	27,033	59,724
Office	533,075	38,674	494,401
Travel	95,856	59,663	36,193
Repairs	10,064	2,513	7,551
Other expenses	123,359	32,205	91,154
Depreciation	168,243	133,547	34,696

Total Expenses	1,156,051	423,078	732,973

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

Office. During the third quarter of 2008 our office expense consisted of expenses paid for distributing promotional materials to potential customers of Coal Group and Heat Power, advertising in trade magazines and on billboards. During the comparable period in 2009, these costs for Coal Group were much less than 2008 as a result of the temporary shut down of LaiYeGou coal mine for installation of fire safety equipment. We expect such expenses to increase as the coal mine has been operational once again since August 2009. The increase in office expenses was also attributed to the purchase of some office equipment for LaiYeGou coal mine during the third quarter of 2009 as a result of the re-commencement of operations there in August 2009.

Travel. During the third quarter of 2008, travel expenses consisted of amounts incurred by engineering consultants to the thermoelectric plant and also amounts incurred by sales staff in connection with their marketing initiatives. During the third quarter of 2009, we incurred increased travel costs for marketing initiatives as a result of commencement of operations of LaiYeGou coal mine in August 2009.

Repairs. Repairs were made mostly to Coal Group’s office building and minor repairs to equipment. We do not expect to incur significant repair expenses in the future.

Finance Expense

For the three months ended August 31, 2009 and August 31, 2008, finance expenses amounted to $271,644, and $277,399, respectively. The interest expense incurred was a result of loans obtained by Coal Group. Please refer to “Sources of Capital” below. Although the loan balances in the third quarter of 2009 was more than the same period in 2008, finance expenses decreased as a result of the significant decrease in interest rates since the second half of 2008. Finance expenses also decreased this period because the interest income from loans to other companies partially off-set interest expenses, but there was no such income for an offset in the comparable period of 2008.

Results of operations – Nine Months Ended August 31, 2009

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the nine months ended August 31, 2009 compared to August 31, 2008.

	Nine Months Ended August 31,
	2009		2008

Revenue	19,835,776	100%	14,367,294	100%
Cost of Sales	17,427,519	88%	10,604,383	74%
Gross Margin	2,408,257	12%	3,762,911	26%

Coal Group

For the nine months ended August 31, 2009, revenues for Coal Group were $12,810,893 compared to $9,472,754 in the comparable nine months in 2008. The $3,338,139  increase was due to the re-commencement of full operations LaiYeGou coal mine in the third quarter of 2009 following the temporary shutdown which began in third quarter of 2008 as a result of LaiYeGou coal mine commenced full operations in the third quarter after the temporary shutdown in August 2009  Coal Group produced approximately 158,000 metric tons of coal during the nine months ended August 31, 2009.  In addition, Coal Group met the demands of customers by supplementing coal mine production with outside purchases.

New transportation roads have been completed and there are no more transportation constraints as in the prior quarter.

Heat Power

For the nine months ended August 31, 2009, revenues generated by Heat Power were $7,024,882 compared to $4,894,540 in the comparable nine month period in 2008. The $2,130,342 increase was as a result of the increase in the number of heating customers due to the expansion in the XueJiaWan area. It is expected that this area will expand further in the next 2 fiscal years.  There is no heating revenue during the three months ended August 31, 2009 as this quarter is not within the season requiring heat.  The following table compares our heating revenue for the nine month period in 2008 and 2009:

Heating Revenue Per Unit for Nine Months Ended August 31,
User	Average Unit Price		Area (sq. meter range)		Revenue (Ten thousand $)
	2008	2009	2008	2009	2008	2009	Variance
Residential	0.32	0.43	2,020,000	2,880,000	140.80	276.86	136.06
Commercial	0.49	0.61	480,000	700,000	50.73	96.84	46.11
Government	0.53	0.61	580,000	620,000	66.51	85.77	19.26

Total			3,080,000	4,200,000	258.04	459.47	201.43

Revenue from our electricity operations during the nine month period in 2008 and 2009 were as follows:

	Electricity Revenue Per Unit for Nine Months Ended August 31,
Quarter	Average Unit Price		Units of Power supplied (10000KW.h)		Revenue (Ten thousand $)
	2008	2009	2008	2009	2008	2009	Variance
Q1	0.03	0.03	3,556.06	3,038.82	106.63	85.90	(20.73)
Q2	0.03	0.03	3,779.78	3,445.94	113.34	97.40	(15.94)
Q3	0.03	0.03	91.95	2,532.14	11.44	59.72	48.28

TOTALS			7,427.79	9,016.90	231.41	243.02	11.61

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

Cost of Sales

For the nine months ended August 31, 2009, cost of sales increased by $6,823,136 from the comparable nine months in 2008, a result of change in the following expenses:

	Nine Months Ended August 31,
	2009	2008	Variance

Coal & freight	12,716,196	7,653,074	5,063,122
Utilities	819,216	580,490	238,726
Salaries	532,730	443,374	89,356
Operating supplies	370,060	238,057	132,003
Repairs	137,295	73,016	64,279
Other	1,156,441	385,360	771,081
Depreciation & depletion	1,695,581	1,231,012	464,569

Total	17,427,519	10,604,383	6,823,136

For the nine months ended August 31, 2009 our gross margin was 12% compared with 26% in the 2008 comparable nine month period. The decrease resulted from the increase in the cost of coal, utilities and freight prices incurred by Heat Power. Included in other expenses is a charge for approximately $1,008,000 for the subcontract of heating to a nearby energy power plant. The contract was to provide heating requirements to an area that is not currently covered under current operations. We may explore constructing facilities to cover this area in the future and the sub contract will provide a cost effective solution until such plans materialize.

Our gross margin of Coal Group increased this quarter since in the comparable quarter in 2008 the LaiYeGou coal mine was temporaily temporary shut down for the purpose of installing necessary fire safety equipment. Despite the shut down, Coal Group continued to incur expenses for usage fees for utilities and salaries. LaiYeGou coal mine commenced full operations in August 2009.

Salaries are expected to vary as a result of bonus structures set for employees. Operating supplies expenses are expected to increase in line with revenue of Heat Power.

Selling Expenses

For the nine months ended August 31, 2009, selling expenses increased by approximately $842,000 compared to the same period in 2008.

Our sales tax and other expenses will vary as a direct function of the variance in revenues.

	NIne Months Ended August 31,
	2009	2008	Variance

Salaries and wages	59,240	23,328	35,912
Office	48,409	1,120	47,289
Sales tax and other expenses	1,008,903	209,867	799,036

Total Expenses	1,076,552	234,315	842,237

General and Administrative Expenses

For the nine months ended August 31, 2009, general and administrative expenses increased by $211,517 as a result of changes in the following expenses:

	Nine Months Ended August 31,
	2009	2008	Variance

Salaries and wages	390,541	380,263	10,278
Professional and other fees	183,647	282,252	(98,605)
Office	699,759	452,412	247,347
Travel	181,007	274,061	(93,054)
Repairs	40,205	32,447	7,758
Other expenses	194,190	78,205	115,985
Depreciation	417,334	395,526	21,808

Total Expenses	2,106,683	1,895,166	211,517

Salaries and Wages. Salaries and wages increased as a result of retaining additional staff in our thermoelectric plant operations.

Professional and other Fees. Professional fees consisted of fees paid to engineering professionals to evaluate the overall efficiencies of the LaiYeGou coal mine. Fees were also incurred to retain environmental professionals who assisted in the implementation of environmental protection policies and procedures for the LaiYeGou Coal mine and our thermoelectric plant operations. Fees paid to environmental professionals are expected to be an ongoing expense.

Office. During the nine months ended August 31, 2008 our office expenses consisted of amounts paid for distributing promotional materials to potential customers of Coal Group and Heat Power, advertising in trade magazines and on billboards. During the comparable period in 2009, these costs for Coal Group were much less than 2008 as a result of the temporary shut down of the LaiYeGou coal mine for installation of fire safety equipment. We expect such expenses to increase as the coal mine has been operational once again since August 2009. The increase in office expenses was also attributable to, the purchase of some office equipment for the LaiYeGou coal mine during the third quarter of 2009 as a result of the re-commencement of operations there in August 2009.

Travel. During the nine months ended August 31, 2008, travel expenses consisted of amounts incurred by engineering consultants to the thermoelectric plant and also amounts incurred by sales staff in connection with their marketing initiatives. During the comparable period in 2009, we incurred less travel expenses by sales staff as a result of the temporary shut down of the LaiYeGou coal mine for installation of fire safety equipment. We expect travel for marketing initiatives to recur on an ongoing basis given the re-commencement of operations of LaiYeGou coal mine in August 2009.

Repairs. Repairs were made mostly to Coal Group’s office building and minor repairs to equipment. We do not expect to incur significant repair expenses in the future.

Finance Expense

For the nine months ended August 31, 2009 and August 31, 2008, finance expenses amounted to $467,721, and $768,142, respectively. The interest expense incurred was a result of loans obtained by Coal Group. Please refer to “Sources of Capital” below. Finance expenses decreased as a result of the significant decrease in interest rate since the second half year of 2008. Finance expenses also decreased during this period because interest income from loans to other companies partially off-set interest expenses, but there was no such income for an offset in the comparable period of 2008.

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

Liquidity and Capital Resources

As of August 31, 2009 we had a working capital deficit of $29,009,833.  We anticipate that the combination of our sales and collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. However we may require other sources of capital.

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

Coal Group obtained loans from the Agriculture Commercial Bank and China Merchants Bank equally 100 million RMB or $14,641,503 and 30 million RMB or $4,392,451, respectively, to assist in funding working capital needs. In addition, Coal Group has unutilized bank credit facilities of $47 million as at August 31, 2009.

We may also receive capital contributions from our shareholders.

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $6,100,111 for the nine months ended August 31, 2009 as compared to cash flows provided by operating activities of $2,683,844 for the nine months ended August 31, 2008. The following summarizes the inflow and outflow of cash for these periods:

	Nine Months Ended August 31,
	2009	2008
Net income(loss)	(1,481,486)	(257,330)
Depreciation and amortization	2,139,567	1,626,538
Options issued for services	-	315,000
(Increase) Decrease in accounts receivable	(1,347,295)	248,224
Increase in other receivables	(994,344)	(384,345)
Increase in advances to suppliers	(3,743,921)	(1,346,653)
Increase in advances from customers	8,644,777	2,297,524
Increase in inventory	(3,625,099)	(105,675)
Increase (Decrease) in accounts payable	7,161,950	(769,217)
(Decrease) Increase in other payable	(1,101,946)	830,753
Other	447,908	229,025
Net Cash Provided (Consumed) By Operating Activities	6,100,111	2,683,844

During the comparable period of 2008, the Company issued 4,500,000 options to purchase common stock to directors, officers, consultants, and employees and the value of such options was $ 315,000 based on a Black Scholes valuation model.

Accounts Receivable. The increase in accounts receivables are mainly attributed to Heat Power’s user fees made on account.

Advances to Suppliers. Advances increased as a result of advances made to suppliers of materials required for the Heat Power expansion and advances with respect to our purchase of coal and freight from third party suppliers. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Advances from customers. Advances on sales of coal are the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s product at the market price determined on the date of purchase. Coal Group’s advances increased significantly during the third quarter of 2009 given that LaiYeGou coal mine re-commenced operations in August 2009. The customer advances received from Heat Power’s users also increased as a result of providing heat and hot water supply from the thermoelectric plant and boilers converted from previous operations.

Inventory. Inventory mainly consists of coal and operating supplies used by Heat Power for heat generation such as raw coal and boiler fittings. The balance of coal increased significantly during the third quarter of given that LaiYeGou coal mine re-commenced operations in August 2009.

Accounts Payable. The majority of accounts payable were for Heat Power’s purchase of raw materials for production and constructions and for Coal Group’s purchase of coal from third party suppliers for trading.

Other Payable. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labor union fees, social insurance, and technical training for our employees.

Investing Activities:

Our cash flows consumed by investing activities were $11,689,616 for the nine months ended August 31, 2009 and cash flows provided by investing activities were $5,391,847 for the nine months ended August 31, 2008.

Construction in progress charges relates to amounts paid for the enhancement of the LaiYeGou coal mine and for Heat Power's construction of additional boilers and conversion of existing heating plants previously used in exclusive heat supply operations prior to the construction of the thermoelectric plant.

The Company granted additional notes of $5,081,811 to two vendors during the nine months ended August 31, 2009.

Financing Activities:

Our cash flows provided by financing activities were $13,630,627 for the nine months ended August 31, 2009 and cash flows consumed by financing activities were $5,078,624 for the nine months ended August 31, 2008.

The outstanding balances and interest rate of shareholder loans at August 31, 2009, were as follows:

	Balance		Interest rate
Ordos City YiYuan Investment Co. Ltd.	1,564,887		3.155%
Wenhua Ding	301,615		0%
Wenxiang Ding	1,013,522		0%
Hangzhou Dayuan Group, Ltd.	5,396,309	*	3.155%
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,795,576		3.155%
Total	10,071,909

*Of such amount $489,145 is non-interest bearing.

Coal Group obtained loans from the Agriculture Commercial Bank and China Merchants Bank equally 100 million RMB or $14,641,503 and 30 million RMB or $4,392,451, respectively, to assist in funding working capital needs. In addition, Coal Group has unutilized bank credit facilities of $ 47 million as at August 31, 2009.

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

(A)	Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended August 31, 2009, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings - None.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended November 30, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None.

ITEM 3.	Defaults Upon Senior Securities - None.

ITEM 4.	Submission of Matters to a Vote of Security Holders - None

ITEM 5.	Other Information. None

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	CEO Section 302 Certification
31.2	CAO Section 302 Certification
32.1	CEO and CAO Section 906 Certification

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: October 15, 2009

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

By:	/s/ Fu Xu
Fu Xu
Chief Financial Officer