Form 10-K
period 2009-11-30
China Energy CORP
filed 2010-03-01
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            Annual report pursuant to  Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2009

☐            Transition report pursuant to  Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number: 000-52409

CHINA ENERGY CORPORATION

(Exact name of  registrant as specified in its charter)

NEVADA	98-0522950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 57 Xinhua East Street Hohhot, Inner Mongolia, People’s Republic of China 010010
(Address of principal executive offices) (Zip Code)

+86-0471-466-8870 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value Common
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No   ☒

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐ No   ☒

The aggregate market value of the 33,289,407 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3,513,1778 as of May 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.30 per share, as reported on the OTC Bulletin Board..

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 45,000,000  as of February 22, 2010.

Documents incorporated by reference: None

TABLE OF CONTENTS

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

ITEM 1.  BUSINESS

Overview

We (sometimes referred to herein as “CEC,” “Company,” “we” or “our”) produce coal through our operating company located in the People’s Republic of China (“PRC”), Inner Mongolia Tehong Coal Group Co, Ltd. (“Coal Group”) and supply heating and electricity requirements throughout the XueJiaWan district through our other operating company located in the PRC, Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power,”  and collectively with Coal Group, the “Operating Companies”). We acquired control over these operating companies  on November 30, 2004.

Operating Companies

Inner Mongolia Tehong Coal Group Co., Ltd.

Coal Group, organized in China on August 8, 2000, produces coal from the LaiYeGou coal mine located in Erdos City, Inner Mongolia, PRC.  Since the acquisition of LaiYeGou in 1999, Coal Group’s principal activities consist of the production of “powered” coal and “lump” coal from raw coal and the sale of products to heating and power industries, distributors and coking factories for steel production.  Coal Group also buys, sells, and transports coal,  as part of its proprietary coal trading activities.

The following table reflects the tonnage of coal produced and purchased from external sources by the Coal Group in the past 5 years:
Year	Produced		Purchased from Third Parties
2005	612,739		100,358
2006	549,970		3,572
2007	459,055		132,764
2008	264,098	*	50,000
2009	453,430		154,584

*            Production levels dropped in 2008 as a result of the mine being shut down for three months as a result of expansion efforts and also due to an additional two months shut down mandated by the PRC government during the 2008 summer Olympics.

Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”)

Heat Power has two distinct operations servicing customers in the XueJiaWan district in Ordos City, Inner Mongolia.  Heat Power supplies (i) steam heating and (ii) electricity to end users.  In 2003, Heat Power was granted a license to supply heating to the entire XueJiaWan district. In order to have sufficient heating supply, in 2004 Heat Power began construction on a thermoelectric plant which was completed in September 2006. In conjunction with the thermoelectric plant, Heat Power also owns and operates 21 heat transfer stations.

Heat Power is a regulated utility company and it meets the current regulatory requirements applicable to such companies.  Heat Power supplies electricity to its customers through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”).  Electric Power Group is also subject to regulated utility company rules and regulations consisting of compliance with safety and environmental standards. In addition, the prices charged by the Company are approved by the local government. The government reviews the price of heating and electricity from time to time as market conditions change. We purchase coal from suppliers to fuel our boilers at market prices; therefore, we bear the risk that market prices for raw materials exceed the regulated prices paid by end users.  We receive governmental subsidies from time to time to offset this risk.

In the XueJiaWan area, hardly anyone owns a home boiler. Accordingly, Heat Power can supply heat through its closed pipeline system to residents that do not have a home heating system . Water is first heated in the Company’s thermoelectric plant using coal burning boilers and then piped directly to homes and public buildings, including private dwellings, businesses, as well as municipal facilities.  The water is then piped back to the thermoelectric plant with the process repeating again. The following diagram illustrates the heat supply pipeline system:

Process of generating electricity during the non-heat season

Process of generating electricity and supplying heating within heating season

Heat Power obtains its supply of powdered coal required to generate heat production principally from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated third party vendor. It also obtains coal from various other coal mines in the area. We do not supply Heat Power with coal for fuel.

Corporate Structure and PRC Regulatory Requirements

CEC was incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to provide heat and electricity to networks in rural developments. CEC was considered a shell company until it entered into a share exchange agreement (the “Exchange Agreement”) to acquire its operating companies, Coal Group and Heat Power, on November 30, 2004 (the “2004 Share Exchange”).  Mr. Ding, President and Chief Executive Officer of the Company, and his family owned substantially all of the shares of Coal Group and held an indirect majority interest in Heat Power.  Although CEC is the legal survivor of this acquisition and is the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States, the transaction was accounted for as a reverse merger, whereby Coal Group is considered the “acquirer” of CEC for financial reporting purposes as its shareholders control a majority of the post transaction combined company.

We control our operating companies through a series of contractual arrangements as opposed to through direct record ownership, and the enforceability of our claim to legal ownership of Coal Group and Heat Power under such contractual arrangements may be subject to risk under PRC law.

On September 8, 2006, new regulations came into effect concerning the merger and acquisition of domestic PRC companies by foreign investors (“New Regulations”) promulgated by the Ministry of Commerce and other regulatory departments.  CEC determined that, under the New Regulations, CEC was required to undergo an application process to convert each of Coal Group and Heat Power from a domestic PRC company to a Foreign Invested Enterprise (“FIE”) pursuant to which a FIE business license would be obtained. In doing so, the acquisition of both the companies by CEC under the New Regulations would be classified under a type of acquisition called “Equity Acquisition” pursuant to which CEC, being the foreign investor, would invest cash equity interest into both companies with the acquisition price to be determined by an asset valuation of both companies prepared by a PRC asset valuation company as approved by the Ministry of Commerce of the PRC. The asset valuation would be based on PRC generally accounting standards and not based on US generally accepted accounting principles. The acquisition price and hence asset valuation could not exceed certain guidelines established by the Ministry of Commerce (“FIE Guidelines”).

On December 30, 2007, CEC acquired Pacific Projects Inc. (“PPI”), a Nevada company with no assets, liabilities, or equity. CEC holds 100% of the issued and outstanding shares of PPI, or 5,000 common shares with a par value of $0.001.  On December 31, 2007, PPI entered into a trust agreement with all the registered shareholders of Coal Group (members of the family of WenXiang Ding, Chairman of the Company) and Heat Power (members of  the Ding family indirectly owning the majority interest), pursuant to which all of the shareholders agreed to hold their interests in Coal Group and Heat Power (represented by their registered paid up capital contributions to date) in trust for PPI for an eight year term, extendable for five additional years. Under the plan contemplated by the trust agreement, PPI planned to raise the monies required by the FIE Guidelines to convert each of Coal Group and Heat Power to a FIE eligible business pursuant to which a FIE business license would be issued.  Under the FIE proposed arrangement Coal Group would have become a wholly owned subsidiary of CEC and Heat Power would be 51% owned by Coal Group and 49% owned by registered shareholders in the PRC in trust for CEC.In accordance with the FIE Guidelines, based upon the registered paid up capital of Coal Group as of November 30, 2008 of approximately $8.5 million (or RMB 60 million), the acquisition price would not be greater than two and a half times this amount or $21.25 million. The 49% registered paid up capital of Heat Power (CEC’s total interest in Heat Power) as of November 30, 2008 was approximately $3.4 million (RMB 24.5 million) so that the acquisition price would not be greater than two times this amount or $6.8 million in accordance with the Ministry of Commerce guidelines. PPI intended to fund the acquisition price by funds raised pursuant to a share trust agreements dated January 3, 2008 with Georgia Pacific Investments Inc. (“GPI”) and Axim Holdings Ltd. (“Axim”).  The sole shareholder and director of each of GPI and Axim is Yi Ding, son of WenXiang Ding, our President and Chief Executive Officer.  The controlling shareholders of CEC transferred their shares to GPI and Axim to be held in trust with the view that such entities would sell the shares in the open market in order to fund the plan to convert Coal Group and Heat Power into FIEs to raise the mandated acquisition price.  As of November 30, 2009, GPI held 20,589,107 shares and Axim held 10,000,000 shares, totaling 30,589,107 shares.  We deemed the 30,589,107 shares held by GPI and Axim to comprise a portion of the 45,000,000 currently outstanding shares of CEC.  The shares were never sold under this arrangement because the Company determined that an alternative structure would be better suited for the Company.  The Company determined that by using an alternative structure involving the use of “variable interest entities” or VIEs to reduce any regulatory risks relating to the foreign ownership structure of the Company. Pursuant to this approach, the Company would forgo any right to registered ownership of the Coal Group and Heat Power  contemplated by the 2004 Share Exchange, and would instead permit registered ownership of Coal Group and Heat Power  to continue to be held by all or certain of the PRC shareholders (the “VIE Shareholders”).  The plan requires the Company  to establish a new indirect subsidiary of the Company incorporated in the PRC (“CEC China”) which would enter into a series of contractual arrangements with the VIE Shareholders so that the control and the economic benefits and costs of ownership of the Operating Companies would flow directly to CEC China through a series of management and business cooperation agreements.  CEC China would also have the option to purchase the equity interests in Coal Group and Heat Power held by the VIE Shareholders.  The VIE Shareholders would pledge their equity interests in Coal Group and Heat Power as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in Coal Group and Heat Power.  The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the FIE plan initially proposed by the Company.  In connection with the planned VIE restructuring, the Company and the PRC Shareholders have entered into a framework contract in July 2009 pursuant to which the Company and the VIE Shareholders have agreed to enter into the aforementioned agreements.

Pending the consummation of the VIE restructuring, the Company still continues to control Coal Group and Heat Power. The evidence of the Company’s ownership of Coal Group and Heat Power is reflected by the continued memorialization of the intent of the original shareholders of the Operating Companies to transfer the business of Coal Group and Heat Power  to the Company, the actions of the original shareholders consistent with this view, and the validity and enforceability of the framework contract under PRC law.

Notwithstanding the foregoing, prior to the consummation of the VIE restructuring, the enforceability of the Company’s legal ownership under PRC law could be subject to risk or challenge.  We believe that the likelihood of the Company’s claim to legal ownership being at risk or challenged is low.  In our view, there is a hypothetical risk that a challenge could arise from an action initiated by either one or more of the original shareholders of Coal Group and Heat Power, or by a third-party claiming that it received shares of Coal Group and Heat Power from one or more of the original shareholders following the date of the 2004 Share Exchange, in each case in violation of the intent of the  Exchange Agreement.   Given the contractual agreements and representations of the original shareholders under the Exchange Agreement, the PPI trust agreement and the framework contract, we do not believe this to be a material risk.  Furthermore, to the best of our knowledge, the actions of the original shareholders of Coal Group and Heat Power have been consistent with this view. Given the foregoing, we plan and expect to maintain control over Coal Group and Heat Power pending the VIE restructuring.  We do not believe that there is any reasonably possible liability associated with past operations that would arise as a result of our current ownership status over Coal Group and Heat Power.  We do not believe that our current ownership over Coal Group and Heat Power materially adversely affects the ability of Coal Group and Heat Power to obtain licenses, permits, or other authorizations that are necessary to conduct business operations and commerce.

Coal Group

Acquisition of LaiYeGou Mine and related Mining Rights

All land in the PRC belongs to the PRC government.  Property acquisition in the PRC is through 50 or 70 year lease agreements and this is the only type of ownership permitted in the PRC. The Company’s State Owned Land Usage Certificate covers the land and allows the Company to use the storage facility, office and “dormitory” for such period.  We acquired the rights to the LaiYeGou mine and the land surrounding the mine in June 1999 for a period of 50 years.   In addition, Coal Group has all six required governmental approvals necessary to mine the reserves in the LaiYeGou mine.

The regulatory body responsible for approving the rights to the mine is the Provincial Bureau of National Land and Resource, a division of the PRC government. In December 2005, in accordance with governmental policy, Coal Group’s mining right was assessed to have a value of approximately $3.7 million. This mining right is regarded as an intangible asset currently being amortized using the units of production methodology. As of November 30, 2008, we have fulfilled our obligations and have made full payment for the right.

The LaiYeGou mine is an underground operation capable of producing 800,000 metric tons of coal per year after undergoing a two year infrastructure expansion and improvement program which was completed in 2008.  Full production resumed in 2009 following the adjustments made to the facility.  The cost of the expansion and improvements was  approximately $10 million and was financed through shareholder and bank loans.  The expansion included the installation of “longwall” mining equipment, the construction of wider laneways for access to the mine and from mine to coal field, construction of seven work stations and emergency exits and improvements to the draught system.

Occupying an area of 230.3 hectares (approximately 569 acres) at Dongsheng Coalfield near Dongsheng City, the LaiYe Gou mine has established proven and probable reserves of 26.09 million metric tons.  The raw coal produced is non caking coal which does not fuse together or cake when heated but burns freely and is used mainly for heating and electric power generation.  It has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power.  It has low sulphur, low ash and low phosphorus content with heating capability of 6,800 -7,000 Kilocalories (“Kcal”). With such minimal harmful chemical content, it meets the stringent environmental standards set by the central government of the PRC.

Reserves Survey

A survey of the district of Hongjingta was performed by No. 153 Exploration Team of Inner Mongolia Coalfield Geological Bureau in 2005, covering an area of 7,800 hectares (approximately 19,266 acres). The LaiYeGou mine is included in the Hongjingta district and represents approximately 3% of the total survey area (or 230.3 hectares; approximately 569 acres). The survey consisted of 3,454 samples including 184 outcrops (a body of rock exposed at the surface of the Earth), 140 trenches and 32 drilling samples. The distance between each sample is 4,428 hectares (approximately 10,937 acres).

The recoverable reserves in the mine decrease gradually and as of the fiscal year end, the recoverable reserves equaled approximately 8,000,000 metric tons.  All reported reserves will be mined out within the period of the existing 50 year permit.

Proven and Probable Reserves

The following definitions apply to our mining operations as described in Industry Guide 7 of the Securities Act Industry Guides:

•
Reserve. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Reserves are customarily stated in terms of “ore” when dealing with metalliferous minerals; when other materials such as coal, oil, shale, tar, sands, limestone, etc. are involved, an appropriate term such as “recoverable coal” may be substituted.

•
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

•
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

As of March 2005, the reserves in the LaiYeGou mine were as follows (in thousand metric ton units):

Proven reserves	21,160

Probable reserves*	4,930

Total reserve	26,090

* Probable reserves are assigned to existing facilities whereby existing infrastructure and equipment allows these reserves to be mined at current production levels.

The accuracy and risks associated with Proven Reserves are less than of Probable Reserves due to the assumption of continuity of coal layers between sample points.

With the exception of reserves currently developing, all other reserves have been assigned to existing facilities and determined for sorting or for packaging of mixed coal.

The following table shows the mined-out reserves, mining recovery and coal production for the mine:

Year	Mined- out Reserves	Recovery	Coal Produced

2006	1,374,927	40%	549,970

2007	1,147,637	40%	459,055

2008	330,122	80%	264,098

2009	566,788	80%	453,430

Coal Specifications

The British Thermal Unit (“BTU”) per pound is 12,322.98. One BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by 1 degree Fahrenheit at its maximum density, which occurs at a temperature of 39.1 degrees Fahrenheit. One BTU is equal to approximately 251.9 calories or 1055 joules.

Coal produced from the LaiYeGou mine  does not undergo any washing or any other preparation prior to the sale to customers as its raw form is satisfactory in meeting the needs and requirements of such customers. As a result, the LaiYeGou mine does not have wash plant facilities nor it is necessary to account for dilution of its products.

The sulphur content is 0.5 pounds per million BTU or (St,d): 0.19% and deemed to be compliant coal as non compliance coal emits greater than 3.0 pounds of sulphur dioxide per million BTU when burned.  The heat valve is 25 million BTU/ton (29MJ/kg).

Mining Method

Coal Group currently uses the “longwall” production of mining whereby large rectangular blocks of coal are defined during the development stage of the mine and are then extracted in a single continuous operation. Each defined block of coal, known as a panel, is created by driving a set of headings from main or trunk roadways in the mine, some distance into the panel.  The panel or block of coal up to 1,000 feet wide and two or three miles long is completely extracted. The working area is protected by movable hydraulic powered roof supports called shields. The longwall employs a shearer, with two rotating cutting drums, which is dragged mechanically back and forth across the coal face. The coal which is cut falls onto a heavy chain conveyor which delivers it to a belt conveyor system for removal out of the mine. The longwall shields advance with the machine as mining proceeds and provide not only high levels of production but also increased miner safety.

Longwall mining systems employ sensors to detect how much coal remains in the seam being mined as well as robotic controls to enhance efficiency. Microprocessors record seam data as a longwall miner makes its initial pass, subsequent passes then follow the previous route resulting in high efficiencies.

With the use of a longwall system, the amount of coal which is recovered in a given area increases from 40% to as much as 80%. The carefully planned longwall process has a positive influence on minimizing the effects of subsidence. Gradual or occasionally abrupt collapse of rock layers sometimes occurs between an underground mine and the surface. With the longwall operation, such ground movements are completed in a shorter period of time and the settling process occurs in a more uniform and predictable manner helping to minimize surface impacts. Our recent change to a longwall system has led to a significant increase in our efficiency and production.

Screening, Crushing and Loading Facilities

We use an automatic conveyor system to filter and divide the coal into powdered and lump coal.  We do not have crushing facilities. We also do not have washing facilities and therefore do not incur losses of product from this process.  Our loading facilities consist of equipment leased by the contractor. We require the use of four loaders with the capacity of 1.5 tons each.

Transportation Infrastructure

Customers of goods produced at LaiYeGou mine provide their own transportation of goods from production to their desired location.  Coal sold as part of our trading activities is transported at our expense using third party contractors..

Resources and Utilities

The source of water for the mine is from Zhunger Keyuan Water Supply Co., Ltd, a public utility company owned by the government.  The source of power is provided by the Agricultural Power Supply Bureau and the Erdos Power Industry Bureau, public utility companies owned by the government.

Coal Products

Coal Group’s main products are “powdered” coal and “lump” coal, representing approximately 60% and 40%, respectively, of Coal Group’s production volume.

•	Lump Coal. We sell lump coal to local customers that resell to distributors or end-users for heating purposes.

•	Powdered Coal. We sell powdered coal principally to distributors that resell the products to power stations for electricity and heat generation purposes.

Pricing

The following are annual production per ton and weighted average prices received in the past five years:

Year	Annual Production per Ton	Weighted Average Price

2005	612,739	$24

2006	549,970	$24

2007	459,055	$25

2008	264,098	$33

2009	453,430	$37

Regulatory Compliance

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

Future demand for coal

Integral to China’s industrial expansion and related energy demand escalation at the present time, the PRC government is encouraging sectors to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country. As a consequence, the future demand in China for coal remains strong; a key factor underpinning the output of power stations and such factories potentially reaching 1.820 billion metric tons in 2010 and 2.100 billion metric tons by 2020. However, estimates of supply deficiencies also are sizable at 250 million metric tons and 700 million metric tons in 2010 and 2020, respectively.

Diesel is an alternative competing factor to coal; however, it is generally not used as most energy generation plants and users are only equipped to receive coal as a raw material. The use of diesel is also not cost effective as it is four times higher in price compared to coal products; however, diesel has a higher energy rate per ton compared to coal.

Heat Power

Overview

Heat Power was founded in September 2003 in XueJiaWan Town, Inner Mongolia. Since its inception, Heat Power operated an existing heat power plant in XueJiaWan as part of its agreement with the Zhunger County government to phase out the existing heating plant for development of a more efficient and effective plant with heating and electricity generation capabilities pursuant to the terms of its license granted by the government.

Heat Supply License

On July 29, 2003 Heat Power was granted a license by the Zhunger County government to provide centralized heating service to the entire XueJiaWan area, including Donghua and Yinze residential area. The license was granted for an undetermined period of time provided that Heat Power maintains production capabilities and predetermined prices set by the Zhunger County government.  Heating requirements are supplied throughout the XueJiaWan area through underground pipelines. Existing pipelines are used and in new areas expanded.   The PRC government has constructed new networks for this area.

Thermoelectric Plant

Heat Power completed construction of a thermoelectric plant in December 2005 which was put into operation effective September 2006. The thermoelectric plant allows for a centralized heat and electricity supply in the area with 110,400,000 mega joules and 144,000 megawatts, respectively generated per year.

Heat Power has two distinct operations: supplies steam heating directly to end users throughout the XueJiaWan district in Ordos City, Inner Mongolia, and it also supplies electricity through Electric Power Group .  Heat Power has also constructed additional heat transfer stations, totaling 21 to date, to improve the efficiencies and reliability of the thermoelectric plant. Heat Power also buys steam from third parties to ensure a stable and reliable heat supply as we increased our service coverage area.

Heat Power will require approximately 160,000 metric tons of powdered coal to sustain current operations. Guanbanwusu will supply 120,000 of the required metric tons of coal per year on a non contracted basis.  The remainder will be sourced from other smaller supliers.

Supply of Powered Coal

The powdered coal required to generate heating is supplied principally by Guanbanwusu and has a heating capability of 4,600-4,900 kcal and is low sulphur, low phosphorus, medium ash, with a high ash melting point, which satisfies the government Environmental Protection Standard and is regarded as environmentally friendly coal. The coal must have a minimum heating capacity of 4,600 Kcal or reduction of price per ton is implemented. Guanbanwusu is responsible for transporting coal to the plants.

Heat Power also obtains its supply of powdered coal from other suppliers with which it has no formal agreement. Suppliers are hesitant to enter into agreements for a fixed price as a result of the price of coal fluctuating on an upward trend.

Tax Exemption

The Ministry of Finance and National Tax Administration Bureau has granted Value Added Tax (“VAT”) exemptions for residential heat supply industries operating in certain Chinese provinces where VAT applicable on revenue will not be required to be remitted or withheld, respectively. The exemption is effective through the end of 2010.

Competition

Coal Group

Due to existing market conditions as discussed above, the Company does not face any competition in the usual sense of the term. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply, competition is not a primary concern in the operation of our business. We currently anticipate that China’s coal industry will remain a large, growing and chronically under-supplied customer base for the foreseeable future.

Although there are pressures from the PRC government to use clean and other alternative energies instead of coal due to environmental concerns; coal reserves in China are abundant and less expensive and a switch to other forms of resources to generate energy is unlikely.

Heat Power

Heat Power does not have competition as it holds an exclusive license to supply heating and electricity to serviced areas. Competition in obtaining such license are largely mitigated by a good review of operating history by the PRC government.  A license  is granted for an undetermined period of time given that production capabilities and prices are maintained. As long as heat is supplied to the specified area, there are no termination provisions.

Patents, Trademarks and Labor Contracts

We do not have any trademarks on our trade name or logo or patents on our products or production processes.

Employees

Management believes that relations with its employees are good.

Coal Group

Coal Group has a total 150 contracted staff to operate the LaiYeGou coal mine working in the mine under the supervision of one contractor, Zhangjiakou Coal Group, and 40 full time employees.  Coal Group has an agreement with Zhangjiakou Coal Group expiring in 2015.  Li Guanghua from Zhangjiakou Coal Group is responsible for all areas of production and processing.

The 40 employees fill positions in its Administration, Accounting, Sales, Finance & Securities, and Management department.  The Administration department is responsible for human resources, training, and payroll. The department also evaluates all processes to ensure certain levels of efficiency are maintained and provides any support services to other departments should the need arise.  The Accounting department is responsible for compliance with accounting principles and national tax laws, bookkeeping, preparing budgets and analysis of financial reports.  The Sales department is responsible for arranging transportation, market research and customer service.  The Finance and Securities department is responsible for all corporate matters relating to preparation of contracts and maintaining corporate books and records.  The Management department is responsible for overall direction and marketing efforts. This department oversees all other departments.

Heat Power

Heat Power has 250 full time employees filling positions in our Administration, Finance, Heat Station Management and Project Management Departments and also at the thermoelectric plant.  Heat Power’s Administration and Finance departments have similar functions as do their Coal Group counterparts described above.  The Heat Station Management department is responsible for inventory levels, purchasing, transportation, maintenance, safety, and overall management of the efficiency and operation of thermoelectric plant including heat transfer stations and boilers.  The Project Management department is responsible for design and production process specifications of new projects and appointing and managing subcontractors.

Over 200 of the staff of 250 employees work in heating stations in XueJiaWan consisting of engineers, technicians and management staff overseeing operations.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES

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

We occupy the third floor and the first and second floors are occupied by XianGrong Commercial & Trade Co., Ltd where they operate a restaurant. Coal Group provides this space in exchange for property maintenance and catering services. Catering services and various banquets held throughout the year for promotion purposes cost approximately $25,000. Only expenses exceeding $25,000 are paid.

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

In August 2005, Coal Group entered into an agreement with Deheng Assets Management Co., Ltd. (“Deheng Assets”) to purchase two office buildings located at Building 3 in Hongqi Street in Hohhot City (Property Certificate No. 2003001090) and Building 8 in Hongqi Street in Hohhot City (Property Certificate No. 2003002197).  Coal Group intends to hold this property as an investment and leases the units for commercial use.  The two buildings are currently vacant with the exception of 3 floors which were previously occupied by one tenant. The space is rented on a month to month basis.  There are no renovation plans for this property in the next fiscal year.

LaiYeGou Mine

The location of the LaiYeGou mine is south-east of Bianjia Road and is approximately 230 hectares as shown on the below map:

The location is central as it intersects with national highways making access to the mine central to regional areas through No. 210 National Highway. The distance from LaiYeGou to each location is as follows:
•	Dongsheng – 70 km
•	Baotou City – 170km
•	XueJiaWan Town – 145km
•	Yulin City, Shang’xi Province - 215 km
•	Wuhai City - 370 km

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

XueJiaWan Thermoelectric Plant and Office Space

The 3.96 hectares land where the office building is constructed and where our thermoelectric plant is located is leased from the PRC government for a period of 50 years, expiring in 2053. Land in the PRC cannot be directly owned and the only form of ownership is by way of lease for a period of up to 50 years. In order to maintain the lease, we must use the land as specified in the business license.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock became listed on the Over-the-Counter Bulletin Board under the symbol “CHGY” in May 2007. The following table shows the high and low closing bid prices as quoted on the OTCBB for the fiscal quarters indicated and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
	High ($)	Low ($)
Fiscal year Ended November 30, 2008
First Quarter (December 1, 2007 – February 28, 2008)	0.80	0.30
Second Quarter (March 1, 2008 - May 31, 2008)	1.75	0.30
Third Quarter (June 1, 2008 - August 31, 2008)	1.55	0.50
Fourth Quarter (September 1, 2008 – November 30, 2008)	0.68	0.28

Fiscal year Ended November 30, 2009
First Quarter (December 1, 2008 – February 28, 2009)	0.36	0.07
Second Quarter (March 1, 2009 - May 31, 2009)	0.45	0.04
Third Quarter (June 1, 2009 - August 31, 2009)	0.95	0.27
Fourth Quarter (September 1, 2009 – November 30, 2009)	0.93	0.66

Holders of Record

As of the close of business on February 22, 2010, there were approximately 312 holders of record of our common stock.  However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

We do not anticipate that we will declare any dividends in the foreseeable future. Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not US dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of November 30, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	–

Equity compensation plans not approved by security holders	4,500,000	$1.00	0

Total	4,500,000	$1.00	0

Unregistered Sales of Equity Securities

The Company has not had any sales of unregistered securities within the last three years.

Issuer Purchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2009.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Overview

China’s coal industry is growing and its customer base is chronically under-supplied. There are pressures from the government to use clean or alternative energies instead of coal due to environmental concerns; however, coal reserves in China are abundant and less expensive than switching to clean or alternative energies.

Given the increase in demand for coal production for electricity and heating in China, the Central government is encouraging local governments to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country.

For the Coal Group, we attempt to obtain contracts granted by the government, because in such cases transportation would be guaranteed from LaiYeGou coal mine to the final destination. Where contracts are privately arranged, transportation is arranged through the hire of third party transporters by customers. In some instances, coal is purchased by third parties in close proximity to train stations where transportation to customer destinations is more efficiently arranged. However, transportation to destinations is limited to those for which routes are in place.

The Coal Group does not have competition in the usual sense of the term that most other businesses experience. Although there are approximately 30,000 coal mining companies throughout China, because demand currently exceeds supply, competition is not a concern in the operation of our business.

The electricity and heating supply industry is also growing; however, the government is taking steps to monitor and control economic growth in the rural areas to ensure that the economy is developing at a stable rate.

China National Labor Laws

We are subject to the following labor laws and to the best of our knowledge, we are not in violation of any labor laws in effect:

•
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

•
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

•
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

We believe that we have complied with these China National Labor Laws as discussed above. Our administration department takes a pro-active approach to ensure that we and our employees adhere to labor laws.

Compliance with Environment and Safety laws

Coal Group

The safety of Coal Group’s coal mine employees is governed under Coal Laws of China under the authority of the Coal Safety Production Bureau. Such laws coincide with application and maintenance of its business license obtained through the Department of Geology and Mineral Resources. Coal Group is required to pass random periodic safety inspections which check for gas and water seepage, ventilation, communication methods between in and outside of the mine, any breach of environmental laws and certifications of employees who work in the mine. Mine managers and staff must be trained and have a mine management qualification certificates obtained through the Coal Safety Production Bureau. Mine managers on site perform daily safety inspections.

Heat Power

Safety in Heat Power’s thermoelectric plant and heating plants are also regularly reviewed and monitored. On a quarterly basis, tests are performed on pressure vessels, insulation, levels of toxicity and moisture, and overall operational efficiency by local Work Safe Labor Departments and Electric Power companies operated by the PRC Government.

Heat Power also performs annual servicing of the plant and a major inspection and thorough evaluation every 3 years. Such inspections are contracted out to civil engineering companies.

The potential liability for violation of environmental standards consists of loss of our business licenses causing irreparable damage to our reputation and payment of penalties which vary depending on the nature of the violation and history of previous violations made. There is currently no fixed amount set by the government and penalties are determined on a case by case basis. In addition, any project which we are undertaking will be ceased, pending compliance with environmental standards.

Also refer to “Risks Relating to Our Business - Compliance and enforcement of environmental laws and regulations may cause us to incur significant expenditures and resources which we may not have.”

Effect of government regulation on our revenues and costs

Government regulation affects us materially whenever the pricing to our customers is set by the government.  Starting in 2009, the selling price of coal was no longer determined by the government; therefore, Coal Group now sells coal products at market prices.  However, the pricing to Heat Power end users remains highly regulated.  The government reviews the price of heating and electricity from time to time as market conditions change.  We purchase coal at market prices; therefore, we bear the risk that market prices for raw materials exceed the regulated prices paid by end-users.  We receive governmental subsidies from time to time to offset this risk.

The Role of the National Department and Reform Commission (NDRC)

The NDRC, in its efforts to improve the efficiencies in the coal mining industry, is taking the approach of shutting down smaller mines or any mine which does not meet its specified basic production requirements. The LaiYeGou mine is considered one of the larger mines in the area, and, therefore, we do not believe it will be subject to such potential closure. Our production levels are determined by market demand.

Heating Pricing Regulated by Zhunger Pricing Bureau

The price charged to supply heating to XueJiaWan users is regulated and controlled by the Inner Mongolia Zhunger Pricing Bureau, a division of the Inner Mongolia government. The pricing structure is approximately as follows per square foot:

Residential: $ 0.43
Commercial: 0.62
Municipal: $0.62

These prices have been effective since the second quarter of 2009.

The prices we charge to supply heating in any area in China is determined by the Inner Mongolia Zhunger Pricing Bureau and we may not be able to recoup increases in the cost of raw materials or expenses for an undetermined period of time until application to increase prices is approved.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the actual results. Management considers an accounting estimate to be critical if:
•	assumptions are required to be made; and
•	changes in estimates could have a material effect on our financial statements.

Results of Operations

The following is an analysis of our financial results for the years ended November 30, 2009 and November 30, 2008.

Coal Group	2009	% Total Sales	2008	% Total Sales
Sales	$31,966,702	77	$12,875,569	65
Cost of sales	$19,241,768	46	$5,875,978	30
Gross Profit	$12,724,935	31	$6,999,591	35

Heat Power	2009	% Total Sales	2008	% Total Sales
Sales	$9,748,301	23	$7,008,528	35
Cost of sales	$10,116,176	24	$8,077,020	40
Gross Profit	$(367,875)	(1)	$(1,068,492)	(5)

Sales

Coal Group

Sales for Coal Group were $31,966,702 in 2009 compared to $ 12,875,569 in 2008. The $19,091,133 or 164% increase was as a result of a sales volume increase resulting from an increase in both coal production and coal trading..  The LaiYeGou mine became fully operational following the completion of an expansion and improvement program which included the installation of more efficient “longwall” mining equipment. Coal Group does not expect to encounter further interruptions in its business operations.

The following is an analysis of the financial results of Coal Group for the years ended November 30, 2009 and November 30, 2008.

Coal Trading	2009	% Total Sales	2008	% Total Sales
Sales	$15,096,726	36	$4,280,673	22
Cost of sales	$13,931,995	33	$4,173,304	21
Gross Profit	$1,164,731	3	$107,369	1

Coal Production	2009	% Total Sales	2008	% Total Sales
Sales	$16,869,976	41	$8,594,896	43
Cost of sales	$5,309,773	13	$1,702,674	9
Gross Profit	$11,560,204	28	$6,892,222	34

Our business of buying and selling coal on a proprietary basis expanded in 2009 as a result of our receipt of additional quota from the local railway bureau to transport coal by train.  We were able to trade more coal as a result of our ability to deliver more coal to trading partners by rail.  Quota is awarded by the local railway bureau based on an application prepared by us each year.  Parties are awarded additional quota based on their successful use of quota in the previous year.  We have received a larger amount of quota for 2010 than we held in 2009; however, our ability to use any or all of this quota in 2010 is not guaranteed and will vary with market conditions, and our ability to source commercially acceptable coal purchases and subsequent trades.

Heat Power

Heat Power has two distinct operations: supplies steam heating directly to end users throughout the XueJiaWan district in Ordos City, Inner Mongolia: and it also supplies electricity through Electric Power Group. Revenues generated by Heat Power were $9,748,301 in 2009 compared to $7,008,528  in 2008. The  $2,739,773 change was a result of an increase in sales volume resulting from an over 50% increase in the coverage area of Heat Power’s operations, and a 31% increase in megawatts sold by the electric Power Group.  In addition, sales in 2008 were artificially low due to a temporary shutdown of electricity power plant operations for air quality control purposes in connection with the 2008 Beijing Olympics.

The following table describes the type of customer and identifies the units of measurement that are associated with the revenues that are reported by Heat Power.

Heating Revenue

				Area(‘000
				sq meter
User		Unit Price		range)			Revenue ($)
	2009	2008	2009	2008	2009	2008	Variance
Residential	0.43	0.43	1440/1860	1010/1440	3,504,683	2,154,291	1,350,392
Commercial	0.62	0.62	350/310	240/350	1,254,595	860,842	393,753
Municipal	0.62	0.62	310/510	290/310	1,328,395	877,737	450,658

Total					6,087,673	3,892,870	2,194,803

The following table compares the quarterly revenue stream from the Electric Power Group and the units of measurement that are associated with the revenues for such periods.

Electricity Revenue

				Units of
				power
				supplied
Period		Unit Price		(1000KW.h)			Revenue ($)
	2009	2008	2009	2008	2009	2008	Variance
Q1	0.03	0.03	30,388	35,561	911,646	1,127,523	(215,877)
Q2	0.03	0.03	34,460	37,798	1,033,782	1,198,459	(164,677)
Q3	0.03	0.03	25,320	919	661,931	29,155	632,776
Q4	0.03	0.03	34,810	20,922	1,044,300	663,363	380,937

Total			124,978	95,200	3,651,659	3,018,500	633,159

Cost of Sales

Details of the cost of goods sold for the year 2009 and 2008 are as follows:

	2009	2008
Salaries and wages	$711,599	$599,882
Operating supplies	489,696	472,990
Depreciation and amortization	2,875,596	2,069,366
Repairs	167,391	90,081
Coal and freight	22,952,219	9,583,012
Utilities	1,615,581	751,117
Others	545,862	386,550
Total	$29,357,994	$13,952,998

Salaries increased as a result of annual market increases in pay to employees and the hiring of new personnel at Heat Power. Our cost of coal consumption increased principally as a result of coal purchases in connection with our trading business. Our utility costs increased to higher levels because we purchased steam from other suppliers in to ensure a stable and reliable heat supply as we increased our service coverage area.

Administrative and Selling Expenses
	2009	% Expenses	2008	% Expenses
Salaries and Wages	662,636	12	502,795	19
Transportation and Storage	1,448,797	27	-	-
Postage and office supplies	860,820	16	517,000	19
Sales Tax	790,485	14	352,244	13
Professional and other fees	893,395	16	664,644	25
Depreciation	243,637	4	167,873	6
Travel	217,702	4	185,120	7
Repairs	114,505	2	153,273	6
Allowance for doubtful accounts	18,294	1	1,811	1
Other	213,500	4	121,881	4
Total	5,463,771	100	2,666,641	100

Salaries and Wages. Wages increased as a result of annual market increases in pay to employees and the hiring of new personnel at Heat Power.  We believe that such increase is in line with market rates in comparable industries in the region.

Transportation and Storage. Transportation and Storage relates to expenses incurred in our coal trading business.  We first incurred these expenses in the fiscal year ended November 30, 2009 because that year was the first full roll-out of our proprietary coal trading business

Postage and Office. The increase was attributed to purchasing of office consumables after renovation of office building in LaiYeGou coal mine in 2009.

 Professional and Other Fees. Fees were paid principally to various professionals, including financial advisors, attorneys and accountants.  These expenses significantly increased in the fiscal year ended November 30, 2009 because the company decided to change many of its advisors, requiring that the new advisors spend time and resources studying and familiarizing itself with us and our history in an effort to contribute to our strategic plan going forward.

Depreciation  .Depreciation relates to office equipment.  These expenses significantly increased in the fiscal year ended November 30, 2009 due to the recent purchases of new office equipment.

Travel. Travel expenses increased due to the work of our consultants.  We expect such expenses to recur on an periodic basis.

Repairs. Minor repairs were made to mining equipment as part of overall yearly maintenance schedule.

Government Subsidies

Heat Power received government grants from the Zhunger Finance Department, Zhunger National Taxation Bureau for supplying heating to local secondary schools and for VAT exemptions for the period.  Such subsidies declined from $3,042,579 to $1,633,075 because in 2008 our subsidy was artificially high given that a portion of our expected 2007 subsidy was delayed until  fiscal year 2008.

Non-Operating Income and Expenses

Non-operating income increased from $319,925 to $510,565 as a result of  as a result of an increase in deferred revenue recognized in 2008 and 2009.  Deferred revenue relates to the construction of pipeline, and it increased in line with the expansion of pipeline in recent years) . Non-operating expenses increased from $399,093 to $955,648 as a result of  increased loss on disposal of fixed assets).

Research and Development

We are not devoting any resources to research and development efforts on our products. The development efforts in expanding our production cycle and of constructing of new thermoelectric plants are subcontracted out to third parties.

Liquidity and Capital Resources

As of November 30, 2009 we had a working capital deficit of $(21,927,565)

We estimate our cash requirements for the next 12 months for the Coal Group will be approximately $42,076,000 and for Heat Power will be approximately $ 7,070,000 as follows:

	Coal Group	Heat Power
Materials	$29,248,000	$4,074,000
Labor/Overhead	8,695,000	1,203,000
Selling/Administrative expenses	4,133,000	1,793,000
Total	42,076,000	7,070,000

We believe that cash flow from collection of accounts receivables, customer deposits and bank and shareholder loans will be sufficient to sustain our working capital needs. Shareholder loans are principally used for the purposes of improvement and expansion rather than to cover working capital needs.  Bank loans are used for working capital and for expansions purposes

Loans

Coal Group obtained loans from the Agricultural Bank of China amounting to $ 12,012,012 to assist in funding working capital needs. The terms and principal amount of the loans granted are as follows:

Due date	Interest rate	Principle
December 5, 2009	6.696%	$1,757,855
March 15, 2010	6.372%	8,789,277
April 21, 2010	6.372%	1,464,880
Total		12,012,012

We have no formal agreement with shareholders that ensures that we will continue to receive shareholders loans for any purpose. We may exhaust this source of funding at any time.

Cash Flows

Our net cash provided by operating activities were $13,208,238 for 2008 and $4,403,400 for 2008. The following summarizes the inflow and outflow of cash for these periods

	2009	2008
Net income	5,106,219	3,959,003
(Increase) decrease in accounts receivables	(1,612,663)	588,491
(Increase) in other receivables	(113,724)	(3,111,908)
(Increase) in advance to suppliers	(484,264)	(3,060,298)
(Increase) in inventories	(5,074,311)	(348,021)
Increase in deferred income	1,675,012	3,199,059
Increase in accounts payable	2,028,336	942,610
Increase (decrease) in advance from customers	8,183,112	(229,577)
Others	3,500,521	2,464,041
Net cash provided by operating activities	13,208,238	4,403,400
Accounts Receivable. The increase in accounts receivables are mainly attributed to Heat Power’s user fees made on account. Heat Power customers pay their utility bills in arrears rather than in advance. The age of such accounts was less than 6 months.  Coal Group does not generally have any receivables except in limited circumstances.  Coal Group’s sales on account were also outstanding for less than 6 months.

 Customer Advances. The majority of our customer advances were received in connection with our coal trading operations.  We did receive some advances from real estate developers and future Heat Power customers in connection with new developments, and advances on a limited basis from some of our coal production customers.

Advances to Suppliers. Advances to suppliers decreased given the completion of our LaiYeGou improvement and expansion project .  These advances will continue in connection with Heat Power as we continue to lay pipeline for that business segment.

Inventory. The increase in inventory results from the full roll-out of our coal proprietary trading business that happened in 2009.  Large amounts of recently-purchased inventory may be on-hand at any given date in anticipation of a trade to on-sell the coal to a third party.

Accounts Payable. The increase of accounts payable also results from our use of credit in connection with our coal proprietary trading business.

Deferred income. These amounts consist of Heat Power’s receipt of reimbursements from various real estate development companies for the cost of constructing pipelines to connect to rural areas being developed. The income is recognized based on a 10 year straight line depreciation of equipment used in thermoelectric plant operations.

Investing Activities

Our net cash used in investing activities was $13,817,493 in 2009 and our net cash provided by investing activities was $ 107,638 in 2008. These amounts were used for the expansion and improvement of the LaiYeGou mine, and to lay more pipeline for Heat Power.  The total capital expenditures for the now completed project at the LaiYeGou mine equals approximately $10,000,000 over the past 3 years.  The capital expenditures at Heat Power are expected to continue for another 3 years with additional capital expenditures over that period of approximately $7 million.  Although we have no definitive plans for an acquisition, we from time to time consider expansion opportunities in the coal mining sector in China, particularly Inner Mongolia, if we believe that synergies exist with another coal mining facility and our coal business.

Amortization

All land in the China belongs to the PRC. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC government. In December 2005, Coal Group’s mining right was assessed to be approximately $ 3.7 million. This mining right is regarded as an intangible asset currently being amortized using the units of production methodology.

Financing Activities

Our net cash provided by financing activities in 2009 was $5,231,230 and our net cash used in financing activities was $ 6,390,384 in 2008.

Given the completion of the LaiYeGou project in 2009 and the continued expansion of Heat Power, additional funds were required to be provided from financing activities, including bank loans and shareholders loans. Bank loans, described in “Liquidity and Capital Resources – Loans” above, are extended pursuant to a one-year revolving credit facility with Agricultural Bank of China. This facility expires at the end of April 2010; however, we expect the credit facility to be extended and the credit line to be increased.

A substantial portion of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and Coal Group was provided by shareholder loans. The outstanding balance of these loans at November 30, 2009 is as follows:

Hangzhou Dayovan Group, Ltd.	$5,428,963

Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,807,686

Ordos City YiYuan Investment Co. Ltd.	1,634,404

Yanhua Li	1,025,416

Yi Ding	47,245

Wenxiang Ding	28,565

Total	9,972,279

Material Commitments

We are committed to the payment of bank loans, and shareholder loans as mentioned above. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment.

Heat Power’s offices are currently leased on a month to month basis and Coal Group occupies space purchased in 1998. Coal Group holds title to this property in the form of a 50 year lease from the government. There are no amounts owed with respect to the Coal Group property.

Heat Power is obligated to make interest payments on a loan obtained through Coal Group as mentioned above.

Seasonal Aspects

Coal Group’s business is seasonal: sales are particularly low in February, due to the Chinese New Year holiday at which time our business is closed for 2 weeks. As a result, sales in March are usually higher.

Heat Power sales level relating to heat generation is not provided from October through April since the temperature in the region is high, reducing heating requirements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statement and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed its principal independent accountant, Robert G. Jeffrey, Certified Public Accountants (“Jeffrey & Co.”) from its engagement with the Company in the second quarter of 2009. Jeffrey & Co. was engaged by the Company in 2004. The members of the Board of Directors approved the Company’s decision to dismiss Jeffrey & Co. as the Company’s principal independent accountant.

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

ITEM 9A.(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, and solely as a result of the significant weakness in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

Significant Deficiency in Internal Control Over Financial Reporting

Management did identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review the consolidated financial statements. Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing. To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Report on Internal Control Over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of its internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that solely as a result of the significant weaknesses in internal control as described above, the Company did not maintain effective internal control over financial reporting as of November 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date hereof our directors and executive officers are as follows:

Name	Age	Position

WenXiang Ding	55	President, Chief Executive Officer, Director

YanHua Li	53	Director

Alex (Yuan) Gong	36	Chief Financial Officer

WenXiang Ding. Mr. Ding became our CEO, President, Director, and Treasurer on November 5, 2004. Mr. Ding is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing. Mr. Ding is also responsible for our overall direction and various initiatives as needed from time to time in maintaining the health of the Company. Mr. Ding is currently overseeing our marketing and public relations efforts in maintaining current customers and attracting new customers and also initiating contracts with sectors of the Inner Mongolia government for expansion of electrical and heating networks. In August, 2000, Mr. Ding became the Executive Director and General Manager of Coal Group where he brought his experience in the coal industry from serving as the Chief Accountant and, Operations Director of Inner Mongolia Coal of the People’s Republic of China General Political Department. Mr. Ding also founded Heat Power in September 2003 where he serves as the General Manager. Mr. Ding’s position as General Manager of Coal Group and Heat Power holds the same responsibilities as his position as our President. In 1993, Mr. Ding obtained training in coal mine management from the Beijing Coal Management Institute. During 2002, he obtained further training in coal mine production and public utility management from the Inner Mongolia Coal Industry Bureau and Erdos City Construction Bureau, respectively.

YanHua Li. Ms. Li became a Director on November 5, 2004. She is employed as the Vice General Manager of the Coal Group. Her responsibilities include overseeing our finance and human resources departments. Ms. Li is also the General Manager of Inner Mongolia XiangRong Commercial and Trade Co., Ltd. where she oversees the finance department and responsible for operations management and has been for the past 5 years. Ms. Li does not have any technical training in her field of finance, human resources and operations management. Ms. Li is the spouse of Wenxiang Ding.

Alex (Yuan) Gong. Mr. Gong became CFO of the Company in December 2009. His services as CFO are being provided to the Company pursuant to a two-year agreement between the Company and Jessie International (“Jessie International”). Mr. Gong has served as a partner of Jessie International since March 2008. From September 2007 to March 2008, Mr. Gong served as Board Secretary and Director of Investor Relations fro Xinyuan Real Estate Co., Ltd. Prior to that, from March 2007 toSeptember 2007, Mr. Gong was the Assistant to the Chief Executive Officer of SPG Land (Holdings) Limited, where he worked on financing of real estate projects and investor relations. Mr. Gong was a research analyst with Morgan Stanley Asia from April 2005 to March 2007. r. Gong received a BA from Peking University in 1997 and an MBA from the University of Delaware in 2003.

Corporate Governance

Board of Directors

We have two members serving on our board of directors. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. All actions of the board require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Through November 30, 2009, our board acted by written consent two times. We currently do not have any independent directors serving on our board of directors.

Board Committees

We are currently listed on the OTC Bulletin Board and are not required to have an audit committee, nominating committee or a compensation committee. Our Board of Directors currently performs the functions that would be delegated to the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of our company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2009, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a Code of Business Conduct and Ethics in February 2010. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to China Energy, Inc., No.57, Xinhua East Street, Hohhot City, Inner Mongolia.

Director Compensation

Our Directors do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
WenXiang Ding, President, CEO	2009	6,800	-	-	0	-	-	-	6,800
	2008	6,800	-	-	70,000	-	-	-	76,800
YanHua Li, Coal Group Vice General Manager	2009	5,100	-	-	0	-	-	-	5,100
	2008	5,100	-	-	0	-	-	-	5,100
Fu Xu, CFO	2009	9,000	-	-	0	-	-	-	9,000
	2008	9,000	-	-	0	-	-	-	9,000

Both Mr. Ding and his wife, YanHua Li, have entered into two-year employment agreements terminating on December 12, 2012. Ms. Li serves as Vice General Manager of Coal Group and Mr. Ding as President of the Company.

Stock Option Grants

Our 2008 Stock Option Plan (the “Plan”) provides for the grant of incentive stock options and nonqualified stock options (the “Awards”) to directors, officers, employees and consultants of the Company. Certain Awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code (the “Code”). The shares of common stock underlying Awards that can be granted under our Plan were registered on a Form S-8 with the Securities and Exchange Commission on February 13, 2008.

The total number of shares of our common stock that may be issued under the Plan may not exceed 4,500,000. The total number of shares may be increased annually based upon the total number of common stock outstanding in subsequent years.

Outstanding Equity Awards at Fiscal Year-end

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)

WenXiang Ding	1,000,000	-	-	$1.00	12/31/10	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 26, 2010 certain information regarding the beneficial ownership of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of the common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers as a group.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

As of February 22, 2010, 45,000,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 200,000,000 shares with a par value of $0.001 per share.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class
WenXiang Ding (2)	1,000,000		*

YanHua Li	0		—

Alex (Yuan) Gong	0		—

Georgia Pacific Investments Inc. (3) No. 5 New Road, Belize City, Belize	20,589,107	(2)	46%

Axim Holdings Inc. (3) No. 5 New Road, Belize City, Belize	10,000,000	(2)	22%

Officers and Directors as a Group	33,289,407		74%

*   Less than one percent.
(1) The business address of each holder is the principal address of the Company unless otherwise stated.
(2) Represents currently exercisable stock options.
(3) Yi Ding, son of WenXiang Ding, is the sole shareholder and director of GPI and/or Axim.

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

The remaining 51% of Heat Power is owned by Coal Group. In September 2003, our President and majority shareholder, Mr. Ding, acquired a 70% interest in Heat Power. That interest was acquired through a contribution of property which is used by Heat Power in its operations. The property has been capitalized at the original cost to Mr. Ding. In February, 2004 Mr. Ding transferred this equity interest to Coal Group. In March 2004, Coal Group sold 15% of its interest to another shareholder. In August of 2004, a further 4% interest was sold to a shareholder leaving 51% to be owned by Coal Group. As a result of the Share Exchange Agreement, Coal Group and the Company together now control 100% of the outstanding capital stock of Heat Power.

Coal Group and Heat Power thus became our controlled operating companies. The shareholders of both companies unanimously agreed to enter into the Agreement for the purposes of restructuring in anticipation of becoming listed on the OTC Bulletin Board. We were formed by the shareholders of Coal Group and Heat Power for this purpose and prior to entering into the Agreement; we had no assets, liabilities or equity and had not issued any of our shares. As a result of entering into the Agreement; the shareholders of Coal Group and Heat Power became our shareholders. The 45,000,000 shares were allocated based on the capital contributions or ownership of Coal Group and Heat Power. The Agreement therefore was a non-arms length transaction.

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

In addition, prior to the execution of the PPI Trust Agreement, controlling shareholders of CEC, including Wenxiang Ding, Yanhua Li and members of their immediate family, transferred their shares of CEC to GPI and Axim to be held in trust with the view that GPI and Axim would sell the shares in the open market in order to fund a plan to convert Coal Group and Heat Power into FIEs to raise the mandated acquisition price under PRC rules for FIEs. The sole shareholder and director of each of GPI and Axim is Yi Ding, son of WenXiang Ding, our President and Chief Executive Officer. As of November 30. 2009, GPI held 20,589,107 shares and Axim held 10,000,000 shares, totaling 30,589,107 shares. The Company has decided to forgo the FIE plan in favor of the VIE restructuring described below.

Pursuant to a VIE restructuring as contemplated by a framework contract entered in June 2009, CEC China, a newly-formed subsidiary of CEC, plans to enter into a series of contractual arrangements with the registered shareholders of the Operating Companies so that the control and the economic benefits and costs of ownership of the Operating Companies would flow directly to CEC China through a series of management and business cooperation agreements. CEC China would also have the option to purchase the equity interests in Coal Group and Heat Power held by the registered shareholders. The registered shareholders would pledge their equity interests in Coal Group and Heat Power as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in Coal Group and Heat Power. The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the FIE plan initially proposed by the Company. In connection with the planned VIE restructuring, the Company and the registered shareholders have entered into a framework contract in July 2009 pursuant to which the Company and the registered shareholders have agreed to enter into the aforementioned agreements.

Shareholder Loans

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs as of November 30, 2009:

Hangzhou Dayovan Group, Ltd.	$5,428,963

Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,807,686

Ordos City YiYuan Investment Co. Ltd.	1,634,404

Yanhua Li	1,025,416

Yi Ding	47,245

Wenxiang Ding	28,565

Total	9,972,279

These loans are payable upon demand and interest is charged at 6.31% per annum on balances owing. We have no formalized agreements with our shareholders guaranteeing that certain amounts of funds will be available to us in the future. We may exhaust this source of funding anytime.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2009	2008
Audit fees	$120,000	$50,000
Audit-related fees
Tax fees
All other fees
Total	$120,000	$50,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the Board of Directors.

Pre-Approval Process, Policies and Procedures

We do not have an audit committee and as a result, our entire board of directors performs the duties of an audit committee. Our board of directors evaluated and approved in advance the scope and cost of the engagement of an auditor before the auditor rendered audit and non-audit services.  In the future, when we establish an audit committee, the committee will pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)  Financial Statements: Consolidated Financial Statements start on page 37.

(2)  Not applicable.

(3)  See exhibits referred to below.

(b)	The exhibits listed below are filed as part of this Annual Report.

(c)	Not applicable.

Exhibit Number	Description

3.1	Certificate of Incorporation, dated October 14, 2002-Omega Project Consultations Inc. *
3.2	Certificate of Incorporation, dated November 3, 2004- China Energy Corporation *
3.3	Articles of Incorporation, dated October 11, 2002- Omega Project Consultations Inc. *
3.4	Certificate Amending Articles of Incorporation dated November 3, 2004 changing our name to “China
Energy Corporation” and increase our authorized capital to 200,000,000 from 75,000,000. *
3.5	Bylaws, effective October 12, 2002 *
10.1	Share Exchange Agreement between China Energy Corporation and Inner Mongolia Tehong Coal Group
Co., Ltd and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2004. *
10.2	Trust Agreement between PPI and Coal Group and Heat Power dated December 31, 2007**
10.3	Share Trust Agreement between PPI, Axim and GPI dated January 3, 2008**
10.4	2008 Stock Option Plan ***
31.1	Rule 13a-14(A) Certification of the Chief Executive Officer
31.2	Rule 13a-14(A) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officers
32.2	Section 1350 Certification of the Chief Financial Officers

*	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on September 27, 2005.
**	Incorporated by reference from Form 8K filed with the SEC on January 14, 2008.
***	Incorporated by reference from Form 8K filed with the SEC on February 13, 2008.

CHINA ENERGY CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008
AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of China Energy Corporation

We have audited the accompanying consolidated balance sheets of China Energy Corporation and subsidiaries (the “Company”) as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the China Energy Corporation and subsidiaries at November 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended November 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
March 1, 2010

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2009 AND 2008

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$5,073,645	$456,802
Accounts receivables, net of allowance for doubtful accounts of $120,853 and $102,401, respectively	4,600,667	3,006,456
Other receivables	4,447,272	4,333,548
Advance to suppliers	5,511,630	2,750,536
Inventories	5,574,465	500,154
Total current assets	25,207,679	11,047,496

Fixed assets:
Property, plant and equipment	50,546,862	38,566,119
Construction in progress	4,236,281	9,809,230
	54,783,143	48,375,349
Less: accumulated depreciation and depletion	(7,456,849)	(4,778,216)
Net fixed assets	47,326,294	43,597,133

Other assets:
Investment property, net of accumulated depreciation of $166,172 and $120,686, respectively	1,936,278	1,978,873
Mining right, net of amortization of $787,417 and $492,575, respectively	3,627,642	3,916,413
Long term investment	-	255,776
Restricted cash	149,898	148,668
Other long term assets	450,021	-
Notes receivable	7,913,100	2,802,850
Total other assets	14,076,939	9,102,580

TOTAL ASSETS	$86,610,912	$63,747,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$12,012,012	$5,558,888
Accounts payable	11,489,568	9,389,617
Advance from customers	12,125,187	3,350,659
Accrued liabilities	325,539	326,611
Other payables	387,729	929,463
Shareholder loans	9,972,279	10,718,163
Current portion of deferred income	822,930	581,903
Total current liabilities	47,135,244	30,855,304

Non-current liabilities
Deferred income	6,224,033	4,790,048

Total liabilities	53,359,277	35,645,352

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	315,000
Retained earnings	12,542,081	8,545,786
Statutory reserves	8,078,765	6,968,841
Accumulated other comprehensive income	3,614,984	3,571,425
Total stockholders’ equity	33,251,635	28,101,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,610,912	$63,747,209

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	2009	2008

Revenues	$41,715,003	$19,884,097
Cost of revenues	(29,357,944)	(13,952,998)
Gross profit	12,357,059	5,931,099

Operating expenses:
Selling and marketing	(2,207,042)	(394,298)
General and administrative	(3,256,729)	(2,272,343)
Total operating expenses	(5,463,771)	(2,666,641)

Income from operations	6,893,288	3,264,458

Other income and expenses:
Finance expenses, net	(793,670)	(765,388)
Government subsidies	1,633,075	3,042,579
Non-operating income	510,565	319,925
Non-operating expenses	(955,648)	(399,093)

Income before income taxes	7,287,610	5,462,481

Provision for income taxes	(2,181,391)	(1,503,478)

Net income	$5,106,219	$3,959,003

Other comprehensive income:
Foreign currency translation adjustment	43,559	1,883,321
Total comprehensive income	$5,149,778	$5,842,324

Net income per common share basic and diluted	$0.11	$0.09

Weighted average common shares outstanding basic and diluted	$45,000,000	$45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

			Additional	Paid-in			Accumulated Other	Total
	Common Stock		Paid-in	Capital Stock	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Options	Earnings	Reserves	Income	Equity
Balance as of November 30, 2007	45,000,000	$45,000	$8,655,805	$-	$5,706,522	5,849,102	1,688,104	21,944,533
Value of stock options granted	-	-	-	315,000	-	-	-	315,000
Net income	-	-	-	-	3,959,003	-	-	3,959,003
Foreign currency translation adjustment	-	-	-	-	-	-	1,883,321	1,883,321
Appropriation of statutory reserves	-	-	-	-	(1,119,739)	1,119,739	-	-
Balance as of November 30, 2008	45,000,000	$45,000	$$8,655,805	$315,000	$8,545,786	6,968,841	3,571,425	28,101,857

Net income	-	-	-	-	5,106,219	-	-	5,106,219
Foreign currency translation adjustment	-	-	-	-	-	-	43,559	43,559
Appropriation of statutory reserves	-	-	-	-	(1,109,924)	1,109,924	-	-
Balance as of November 30, 2009	45,000,000	$45,000	$$8,655,805	$315,000	$12,542,081	8,078,765	3,614,984	33,251,635

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	2009	2008

Cash flows from operating activities:
Net income	$5,106,219	$3,959,003
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	18,452	-
Depreciation and amortization	3,102,399	2,281,398
Options issued for services	-	315,000
Interest accrued on shareholder loans	206,175	209,118
Loss on disposal of property, plant and equipment	753,114	-
Gain from short term investments	(36,813)	-
Changes in operating assets and liabilities:
Decrease in certificate of deposit	-	94,698
(Increase) decrease in accounts receivables	(1,612,663)	588,491
(Increase) in other receivables	(113,724)	(3,111,908)
(Increase) in advance to suppliers	(484,264)	(3,060,298)
(Increase) in inventories	(5,074,311)	(348,021)
Increase in deferred income	1,675,012	3,199,059
Increase in accounts payable	2,028,336	942,610
Increase (decrease) in advance from customers	8,183,112	(229,577)
(Decrease) in accrued liabilities and other payables	(542,806)	(436,173)
Net cash provided by operating activities	13,208,238	4,403,400

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,466,545)	(4,552,335)
Increase in construction in progress	(2,870,197)	(1,029,104)
Proceeds from disposal of property, plant and equipment	75,661	-
Payments made on mining right obligation	-	(152,614)
Proceeds from disposal of long term investment	-	3,633,408
Payments made on other long term assets	(450,021)	-
Increase in notes receivable	(5,238,230)	(2,126,434)
Payments received on notes receivable	131,839	4,334,717
Net cash (used in) provided by investing activities	(13,817,493)	107,638

Cash flows from financing activities:
Proceeds from short term bank loans	12,000,585	5,424,000
Principal payments made on short term bank loans	(5,561,247)	(9,991,579)
Advance from shareholders	4,435,826	2,024,754
Repayment of shareholder loans	(5,643,934)	(1,141,895)
Repayment of long term obligation	-	(2,705,665)
Net cash provided by (used in) financing activities	5,231,230	(6,390,384)

Effect of exchange rate changes on cash	(5,132)	846,386
Net change in cash and cash equivalents	4,616,843	(1,032,960)

Cash and cash equivalents, beginning of year	456,802	1,489,762

Cash and cash equivalents, end of year	$5,073,645	$456,802

Supplemental disclosure of cash flow information

Cash paid for interest	$809,111	$755,959
Cash paid for income taxes	$1,887,198	$2,373,379

Supplemental disclosure of non-cash investing and financing cash flow information

Property, plant and equipment purchased with financing	$-	$1,701,485

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law.  It was not until certain changes in PRC law, which became definitive in 2006, that the Company was made clear that a series of procedures of governmental approvals and certain additional corporate actions would be condition precedents to that perfection.

The Company does not believe the lack of perfection impairs its ability to exercise control over the Coal Group and Heat Power as it continues to exercise control over them, consistent with the intent of the original shareholders.

The Company is in the process of completing the necessary actions to meet the current PRC legal requirements related to the acquisition of Coal Group and Heat Power.  On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a "variable interest entity" (“VIE”) structure to meet the current requirements of applicable PRC law.

The framework agreement provides that (i) the Company will establish a newly-formed, indirect subsidiary of the Company incorporated in the People’s Republic of China (“CEC China”), (ii) CEC China will enter an exclusive service agreement and option agreement with each of Coal Group and Heat Power (collectively, the “Operating Companies”) and a share pledge agreement with each of the Operating Companies and certain of their respective PRC Shareholders (“PRC Shareholders”). The framework agreement also requires the PRC Shareholders to fully authorize CEC China to exercise all shareholders’ rights that the PRC Shareholders can exercise in the Operating Companies. By entering into the framework agreement and subsequently setting up the structure involving the use of VIEs, the Company will have the control and the economic benefits and costs of ownership of the Operating Companies consistent with PRC regulatory requirements.

The Company contemplates that the restructuring process will be completed during 2010.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Business

The Company’s business is made up of two segments: Coal Group and Heat Power.

Coal Group: Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Tehong Coal Group Co. Ltd. Coal Group owns a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District.  Coal Group has the capacity to produce approximately up to 800,000 metric tons per year based on enhancement of productions lines, which was completed in August of 2009.

Heat Power: During 2003, Heat Power was granted a license to supply heating to the entire XueJiaWan area.  To provide for this requirement, construction began in 2004 on a thermoelectric plant, which was completed in September 2006.  Heat Power supplies heating directly to users and supplies electricity within the XueJiaWan area through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”).

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”). It also obtains its supply through various other coal mines in the area.

2.	Summary of Significant Accounting Policies

The consolidated financial statements of the Company as of November 30, 2009 and 2008 and for the years ended November 30, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the accounts of China Energy Corporation and its wholly owned subsidiaries.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and Coal Group and Heat Power.  All significant intercompany accounts and transactions have been eliminated in consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to appoint or remove the majority of the members of the board of directors; to cast majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), as codified in FASB Accounting Standards Codification (the “ASC”) Topic 805 “Business Combinations” (“ASC 805”).  The objective of ASC 805 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish this, ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R, now codified in ASC 805, is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of ASC 805 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10, “Consolidation” (“ASC 810-10”).   ASC 810-10 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  Additionally, ASC 810-10 revises the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation.  ASC 810-10 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company’s adoption of SFAS 160, now codified as ASC 810-10 did not to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” Which is codified as FASB ASC Topic 825, “Financial Instruments” (“ASC 825”). The ASC 825 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” now codified in ASC 825, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This issuance also amends APB Opinion No. 28, “Interim Financial Reporting” now codified in FASB Topic 270 “Interim Reporting” (“ASC 270”), to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1, now codified in ASC 825 were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The issuance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, it requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of ASC 825 will have a material effect on the determination or reporting of its consolidated financial results.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS 124-2”), which are codified in ASC 320 FSP FAS No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company does not believe this guidance will have a significant impact on its consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

In April 2009, the FASB released  FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), now codified in ASC 820.  This issuance  provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decrease with providing guidance on identifying circumstances that indicate a transaction is no orderly.  FSP FAS No. 157-4, now codified in ASC 820 was effective for interim periods ending after June 15, 2009, and the adoption of ASC 820 did not have a significant impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), as codified in FASB ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 established standards of accounting for and disclosures of subsequent events which occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which the subsequent events have been evaluated as well as whether that date is the date the financial statement were issued or the date the financial statements were available to be issued.  The Company does not believe the adoption of SFAS 165, now codified in ASC 855 would have a significant impact on the consolidated financial statements.  The requisite evaluation of events occurring subsequent to the Company’s year ended of November 30, 2009 through March 1, 2010 the filling date of this Annual Report on Form 10-K for the fiscal year ended November 30, 2009 had been evaluated.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) as codified in FASB ASC 810 “Consolidation” (ASC 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing whether ASC 810 will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), as codified in FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”).  ASC 105 established the FASB Accounting Standards Codification (“the Codification”) as the sources for authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities.  ASC 105 was effective for interim and annual periods ending after September 15, 2009.  Accordingly, upon the adoption of SFAS 168, now codified as ASC 105, effective September 1, 2009, the Company began to reference the new Codification as the sole source of authoritative literature when referring to U.S. GAAP in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 and all subsequent public filings. The Codification is not intended to nor does it change existing U.S. GAAP and adoption will not have any impact on the Company’s financial position, results of operations or cash flows.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with SFAS No. 52, “foreign currency translation,” as codified in ASC 830 foreign currency matters.  All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of operations amounts have been translated using the average exchange rate for the year.   Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2009	November 30, 2008
Balance sheet items, except for the registered and paid-up capital, additional paid-in capital, statutory reserve and retained earnings, as of year end	US$1=RMB 6.8265	US$1=RMB 6.8359

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB 6.8330	US$1=RMB 7.0059

For the years ended November 30, 2009 and 2008, foreign currency translation adjustment of approximately $43,559 and $1,883,321, respectively, have been reported as accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity and comprehensive income.

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Cash and Cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of November 30, 2009 and 2008, the balances of allowance for doubtful accounts were $120,853 and $102,401, respectively.  For the years presented, the Company did not write off any accounts receivable as bad debts.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out basis.  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not record any provisions for inventory valuation allowance for the years ended November 30, 2009 and 2008.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization.  Cost include the prices paid to acquire or construct the assets, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset.  Depreciation is computed using the straight line method over the estimated useful lives of property, plant and equipment, which are approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings.  Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.  Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Costs of mine development, expansion of the capacity of or extending the life of the mine (“Mining Structures”) are capitalized and amortized using the units-of-production (“UOP”) method over the productive life of the mine based on proven and probable reserves.  Mining Structure includes the main and auxiliary mine shafts, underground tunnels, ramps, and other integrant mining infrastructure.

Investment Property

Investment property represents rental real estate purchased by the Company for investment purposes.  Depreciation is computed using the straight line method over the estimated useful life of 45 years.  The related rental income is included in non-operating income in the accompanying consolidated statements of operations.

Mining Right

All land in China belongs to the government.  To extract resources from land, the Company is required to obtain a mining right.  The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005.  The price of the mining right, which represents the acquisition cost of the mine, was assessed by the Bureau to be $3,656,731.  The mine acquisition cost is payable in installments over a six year period from the date the mining right was granted.  The mine acquisition cost is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Long Term Investment

Investments in which the Company owns a 20% or greater equity interest are accounted for by the equity method of accounting.

Restricted Cash

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits carry an interest rate of 0.6% per annum.

Advance from Customers

Advance from customers primarily consists of payments received from customers by the Coal Group and Heat Power prior to the delivery of goods and services.

Deferred Income

Deferred income represents reimbursements received by Heat Power from various real estate development companies for the cost of constructing pipelines to connect to rural areas being developed.  The income is recognized on a straight line basis over the estimated useful life of the pipelines of ten years.

Impairment of Long-lived Assets

The Group applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as codified in FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2009 and 2008.

Recognition of Revenue

Revenues from sales of products are recognized when the products are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $188,151 and $132,730 for the years ended November 30, 2009 and 2008, respectively. Coal Group expenses such costs when incurred.

Environmental Costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the consolidated financial position of the Company.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advances to suppliers and other current assets, short term bank loans, accounts payable, advance from customers, other current liabilities and shareholders’ loan. As of November 30, 2009 and 2008, the carrying values of these financial instruments approximated their fair values.

Income Taxes

Coal Group and Heat Power generate their income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. Coal Group and Heat Power do not conduct any operations in the U.S.; therefore, are not subject to U.S. taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”), now codified as FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No, 128 “Earnings Per Share” (“SFAS 128”), as codified in FASB ASC 260, “Earning Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic and diluted net income per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

Statutory Reserves

Pursuant to corporate law of the PRC, the Company is required to maintain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends.  The statutory reserves, representing restricted retained earnings, consist of the following funds:

Surplus Reserve Fund: The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund: Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton and RMB 10 per ton of raw coal mined for 2009 and 2008, respectively, and RMB 10.5 per ton for a maintenance fund.  As defined under U.S. GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

The statutory reserves consist of the following:

	November 30, 2009	November 30, 2008

Statutory surplus reserve and welfare fund	$2,447,598	$1,932,528
Safety and maintenance reserve	5,631,167	5,036,313
Total statutory reserves	$8,078,765	$6,968,841

Stock Options

Stock options are accounted for upon issuance at fair market value.  Such value is determined at the date a commitment is made for issuance.  The value of options is included in a separate part of stockholders' equity.  Upon exercise or cancellation, the value of such options is transferred to paid-in capital.

Asset Retirement Cost and Obligation

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” (“SFAS 143”), now codified as FASB ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”). ASC 410 generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value.  Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset.  The related asset is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.  The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

All of the Company’s businesses are transacted in RMB, which is not freely convertible. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not US dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

All of the Company’s bank accounts are in banks located in PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

The Company's mining operations are subject to extensive national and local governmental regulations in China, which regulations may be revised or expanded at any time.  Generally, compliance with these regulations requires the Company to obtain permits issued by government regulatory agencies.  Certain permits require periodic renewal or review of their conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its mines.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 93 million (equivalent to $14 million) as of November 30, 2009 and 2008, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	For the Years Ended November 30,
		2009		2008
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Sales to external customers	9,748,301	31,966,702	41,715,004	$7,008,528	$12,875,569	$19,884,097
Interest expenses, net	208,332	585,338	793,670	208,283	557,105	765,388
Depreciation and amortization	2,598,146	502,091	3,100,237	2,037,973	243,425	2,281,398
Segment profit (loss)	(1,113,782)	8,007,070	6,893,288	(1,701,522)	4,965,980	3,264,458
Income tax expense

	November 30, 2009			November 30, 2008
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	49,346,842	37,264,070	86,610,912	$43,592,370	$20,154,839	$63,747,209
Construction in progress	3,514,152	722,129	4,236,281	2,107,353	7,701,877	9,809,230
Investment property, net	-	1,936,278	1,936,278	-	1,978,873	1,978,873

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

4.	Shareholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. Balances are detailed below:

	November 30, 2009	November 30, 2008

Ordos City YiYuan Investment Co., Ltd.	$1,634,404	$1,535,992
Hangzhou Dayuan Group, Ltd.	5,428,963	5,101,839
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,807,686	1,760,278
Wenxiang Ding	28,565	2,071,366
Wenhua Ding	-	248,688
Yanhua Li	1,025,416	-
Yi Ding	47,245	-
Total	$9,972,279	$10,718,163

The shareholder loans are due on demand and part of shareholder loans bore interest at 3.155%.

	November 30, 2009		November 30, 2008
	Balance	Interest rate	Balance	Interest rate
Shareholder loans – interest free	$1,101,226	0%	$2,320,055	0%
Shareholder loans – interest bearing	6,964,156	3.16%	6,699,921	3.16%
Interest payable	1,906,897		1,698,187
Total	$9,972,279		$10,718,163

5. Lease Obligation

The Company leases an office under an operating leases expiring in the year ending November 30, 2012. The minimum future annual rent payments under the lease as of November 30, 2009 are approximated as follows:

Year Ending	Annual
November 30,	Amount

2010	87,893
2011	87,893
2012	7,324
Total	$183,110

Rent expenses charged to operations for the years ended November 30, 2009 and 2008 were $87,809 and $78,505, respectively.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

6. Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers.  At November 30, 2009 and 2008, advances amounted to $5,511,630 and $2,750,536, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

7. Other Receivables

Other receivables consist of the following:

	November 30, 2009	November 30, 2008

Loans to suppliers and other associated firms	$1,332,038	$1,133,515
Deposit funds to secure agreements	509,392	140,418
Employee expense advances	217,643	104,223
Government subsidies receivable	1,464,880	1,828,581
Heat network access fee receivable	923,319	1,126,811
Total	$4,447,272	$4,333,548

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances.  In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.   The Company considers all other receivables at November 30, 2009 and 2008 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

8. Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:

	November 30, 2009	November 30, 2008

Buildings	9,682,139	$10,049,203
Machinery & equipment	39,322,399	26,452,156
Automotive equipment	919,922	684,546
Office Equipment	622,402	649,137
Construction in progress	4,236,281	9,809,230
Fixed assets to be disposed	-	731,077
	54,783,143	48,375,349
Accumulated depreciation	(7,456,849)	(4,778,216)
Fixed assets, net	47,326,294	$43,597,133

Depreciation expenses charged to operations for the years ended November 30, 2009 and 2008 were $2,763,239 and $2,223,135, respectively.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

9. Long Term Investment/Notes Receivable

Certain investments and loans were made for strategic purposes.

Long term investment consists of the following:

	November 30, 2009	November 30, 2008

LiTai Coking Co.,Ltd	$-	$255,776
Total long term investment	$-	$255,776

Investment in LiTai Coking Co., Ltd (“Litai”) represents 20% equity interests, which have been accounted for by the equity method of accounting.  Litai is a customer of the Company’s Coal Group.  Litai discontinued operations in 2008 due to its inability to meet government mandated environmental standards. The Company sold the 20% equity interests of Litai in 2009.

Notes receivable, which are non-interest bearing and payable on demand, consist of the following:

	November 30, 2009	November 30, 2008

Inner Mongolia XiangRong Investment Management Co., Ltd.	1,378,900	$-
Inner Mongolia Tehong Investment Co., Ltd.	3,244,785	-
Inner Mongolia Tehong Coal Chemical Co., Ltd.	761,737	760,690
QuanYing Coal Mine	916,311	301,350
Inner Mongolia XinKe Kaolin Fabrication Plant	1,611,367	1,740,810
Total notes receivable	7,913,100	$2,802,850

10. Short Term Bank Loans

The Company has bank loans collateralized by the mining rights.  Relevant terms of these bank loans are as follows:

	November 30, 2009	November 30, 2008
Bank loan due 12/5/09, with interest at 6.696%	$1,757,855	$-
Bank loan due 3/15/10, with interest at 6.372%	8,789,277	-
Bank loan due 4/21/10, with interest at 6.372%	1,464,880	-
Bank loan due 10/22/09, with interest at 8.316%	-	2,633,156
Bank loan due 3/30/09, with interest at 8.964%	-	1,462,866
Bank loan due 4/23/09, with interest at 8.964%	-	1,462,866
Total	$12,012,012	$5,558,888

The Company had no unutilized bank credit facility as of November 30, 2009 and 2008.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

11. Fair Value Measurement

SFAS No. 157, as codified in FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at November 30, 2009.

Long term investment:  The valuation methodologies consist of internal analysis, review of financial statements from the investee companies, etc.  The transaction price, excluding transaction costs, is the Company’s best estimate of fair value at inception.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of each underlying investment, incorporating valuation that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information.

Notes receivable:  The carrying amounts of notes receivable approximate fair value due to their short term nature.

The method described above may produce a fair calculation that may not be indicative of net realizable value or reflective of future values.  Furthermore, while the Company believes its valuation method are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2009:

	Level 1	Level 2	Level 3	Total
Notes receivable	$-	$-	$7,913,100	$7,913,100
Total	$-	$-	$7,913,100	$7,913,100

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2008:

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	Level 1	Level 2	Level 3	Total
Long term investment	$-	$-	$255,776	$255,776
Notes receivable	-	-	2,802,850	2,802,850
Total	$-	$-	$3,058,626	$3,058,626

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

	Long Term Investments	Notes Receivable	Total

Balance, December 1, 2007	$3,889,184	$5,011,133	$8,900,317
Purchases, sales, issuance and settlements (net)	(3,633,408)	(2,208,283)	(5,841,691)
Balance, December 1, 2008	255,776	2,802,850	3,058,626
Purchases, sales, issuance and settlements (net)	(255,776)	5,110,250	4,854,474
Balance, November 30, 2009	$-	$7,913,100	$7,913,100

12. Cost of Revenue and Expenses

Details of the cost of goods sold for the years ended November 30, 2009 and 2008 are as follows:

	2009	2008

Salaries and wages	$711,599	$599,882
Operating supplies	489,696	472,990
Depreciation and amortization	2,875,596	2,069,366
Repairs	167,391	90,081
Coal and freight	22,952,219	9,583,012
Utilities	1,615,581	751,117
Other	545,862	386,550
Total	$29,357,944	$13,952,998

Major items included in operating expenses reported in the accompanying consolidated statements of operations for the years ended November 30, 2009 and 2008 are as follows:

	2009	2008

Salaries and wages	$662,636	$502,795
Transportation and storage	1,448,797	-
Postage and office supplies	860,820	517,000
Sales tax	790,485	352,244
Professional and other fees	893,395	664,644
Depreciation	243,637	167,873
Travel	217,702	185,120
Repairs	114,505	153,273
Allowance for doubtful accounts	18,294	1,811
Other expenses	213,500	121,881
Total	$5,463,771	$2,666, 641

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

13. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  Government subsidies amounted to $1,633,075 and $3,042,579 for the years ended November 30, 2009 and 2008, respectively, and are included in government subsidies in the accompanying consolidated statements of operations.

14. Income Taxes

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued.  In China, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of China permit the carryforward of net operating losses for a period of five years.  At November 30, 2009, the Chinese entities had net operating losses of $1,024,038 available for future use. If not used, these carryforwards will expire as follows:

Year	Amount
2010	102,596
2011	-
2012	-
2013	921,442

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

	November 30, 2009	November 30, 2008

Deferred tax assets	$256,010	$285,428
Valuation allowance	(256,010)	(285,428)
Balance recognized	$-	$-

Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power.  A full valuation allowance has been established for the years ended November 30, 2009 and 2008 since the Company is unable to determine if and when those benefits will be realized.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

The following tables reconcile the effective income tax rate with the statutory rate for the years ended November 30, 2009 and 2008:

2009	Income Before Income Taxes	Tax Provision	Rate of Tax
As reported on the consolidated statements of operations	7,287,610	2,181,391	29.9%
Losses not used in calculation of taxable income on the tax returns	1,437,954	-	(4.9)%
As calculated with statutory rate	8,725,564	2,181,391	25%

2008	Income Before Income Taxes	Tax Provision	Rate of Tax
As reported on the consolidated statements of operations	$5,462,481	$1,503,478	27.5%
Losses not used in calculation taxable income on the tax returns	551,431	-	(2.5)%
As calculated with statutory rate	$6,013,912	$1,503,478	25%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109” as codified in ASC 740 (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company does not have any accruals for uncertain tax positions as of November 30, 2009 and 2008.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

15. Contingencies

As is customary in China, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance.  As a result, the Company is effectively self-insuring risk of potential accidents that may occur in the workplace.  Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its consolidated financial statements.

China has enacted legislation which appears to restrict the ability of entities considered foreign to China, like the Company, to have ownership interest in operating companies located in China.  The Company has taken steps to avoid any potential adverse impact of this legislation.  (See Note 1)

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

16. Condensed Financial Information of Registrant

The following condensed financial information of registrant includes the U.S. parent company only balance sheets as at November 30, 2009 and 2008, and the U.S. parent company only statements of operations, and cash flows for the years ended November 30, 2009 and 2008:

Balance Sheets

	November 30,
	2009	2008
ASSETS
Other assets:
Investment in subsidiaries	$33,371,635	$28,465,996
Total other assets	33,371,635	28,465,996

TOTAL ASSETS	$33,371,635	$28,465,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$120,000	$89,000
Shareholder loans	-	275,139
Total current liabilities	120,000	364,139

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	315,000
Retained earnings	24,235,830	19,086,052
Total stockholders’ equity	33,251,635	28,101,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,371,635	$28,465,996

Statements of Operations

	For the Years Ended November 30,
	2009	2008
Revenues:
Share of earnings from investment in subsidiaries	$5,219,778	$6,251,824
Total revenues	5,219,778	6,251,824

Operating expenses:
General and administrative	70,000	94,500
Professional and other fees	-	315,000
Total operating expenses	70,000	409,500

Net income	$5,149,778	$5,842,324

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Statements of Cash Flows

	For the Years Ended November 30,
	2009	2008

Cash flows from operating activities:
Net income	$5,149,778	$5,842,324
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share of earnings from investment in subsidiaries	(5,219,778)	(6,251,824)
Options issued for services	-	315,000
Changes in operating assets and liabilities:
Increase in accrued liabilities and other payables	31,000	44,500
Net cash (used in) operating activities	(39,000)	(50,000)

Cash flows from financing activities:
Advance from shareholders	39,000	50,000
Net cash provided by financing activities	39,000	50,000

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

The U.S. parent company has no assets other than investments in its subsidiaries.  There were no cash transactions in the parent company during the years ended November 30, 2009 and 2008.

17. Selected Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter

2009 (as restated for all quarters)
Revenues	$5,014,946	$4,283,675	$9,957,044	$22,459,338
Gross profit (loss)	327,694	46,736	2,190,835	9,791,794
Net (loss) income	(532,350)	(966,567)	(456,369)	7,061,505
(Loss) earnings per share – basic and diluted	$(0.012)	$(0.022)	$(0.010)	$0.157

The Company has restated its consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows as of and for the quarters ended February 28, May 30, and August 31, 2009. The following tables present the effects of the restatement on the Company’s unaudited interim financial statements for the periods presented.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

Condensed Consolidated Balance Sheets

	February 28, 2009			May 30, 2009
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$335,100	$363	$335,463	$1,697,846	$-	$1,697,846
Accounts receivable, net	5,516,828	(96,362)	5,420,466	6,038,580	(1,228,279)	4,810,301
Other receivables	2,558,661	1,173,116	3,731,777	2,057,693	7,373,400	9,431,093
Advances to suppliers	5,177,109	(1,902,322)	3,274,787	6,149,319	(1,933,177)	4,216,142
Inventories	786,063	853	786,916	578,766	-	578,766
Prepaid taxes	336,217	48,669	384,886	443,616	(8,549)	435,067
Total current assets	14,709,978	(775,683)	13,934,295	16,965,820	4,203,395	21,169,215

Fixed assets:
Property, plant and equipment	33,678,464	4,214,985	37,893,449	33,966,632	4,154,661	38,121,293
Construction in progress	10,866,861	(623,091)	10,243,770	12,262,245	(1,481,045)	10,781,200
	44,545,325	3,591,894	48,137,219	46,228,877	2,673,616	48,902,493
Less: accumulated depreciation and amortization	5,264,422	223,272	5,487,694	5,858,547	229,075	6,087,622
Net fixed assets	39,280,903	3,368,622	42,649,525	40,370,330	2,444,541	42,814,871

Other assets:
Investment property, net	1,964,392	2,131	1,966,523	1,958,565	-	1,958,565
Mining right, net	3,384,011	408,939	3,792,950	3,313,952	480,860	3,794,812
Long term investments	255,364	37,055	292,419	-	-	-
Restricted cash	0	148,590	148,590	-	148,844	148,844
Notes receivable	2,933,769	(1,024,273)	1,909,496	7,843,282	(5,930,514)	1,912,768
Other long term assets	-	-	-	330,560	-	330,560
Total other assets	8,537,536	(427,558)	8,109,978	13,446,359	(5,300,810)	8,145,549

TOTAL ASSETS	$62,528,417	$2,165,381	$64,693,798	$70,782,509	$1,347,126	$72,129,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$-	$7,310,476	$7,310,476	$14,646,006	$-	$14,646,006
Notes payable	7,302,554	(7,302,554)	-	-	-	-
Accounts payable	7,932,282	1,352,319	9,284,601	6,709,564	1,682,874	8,392,438
Advance from customers	4,665,117	(1,384,116)	3,281,001	5,741,314	(1,222,577)	4,518,737
Accrued liabilities	248,650	5,271,716	5,520,366	238,010	5,313,153	5,551,163
Other payables	6,003,277	(9,740,518)	-3,737,241	6,460,372	(9,904,843)	-3,444,471
Shareholder loans	9,503,526	10,310	9,513,836	10,218,107	(281,374)	9,936,733
Current portion of deferred income	-	666,301	666,301	-	667,442	667,442
Total current liabilities	35,655,406	(3,816,066)	31,839,340	44,013,373	(3,745,325)	40,268,048

Deferred income	3,566,174	1,771,181	5,337,355	3,640,202	1,539,438	5,179,640
Total liabilities	39,221,580	(2,044,885)	37,176,695	47,653,575	(2,205,887)	45,447,688

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	-	45,000	45,000	-	45,000
Additional paid-in capital	8,655,805	-	8,655,805	8,655,805	-	8,655,805
Paid in capital – stock options	315,000	-	315,000	315,000	-	315,000
Retained earnings	10,101,835	(2,233,339)	7,868,496	9,339,560	(2,250,219)	7,089,341
Statutory reserves	1,819,915	5,293,867	7,113,782	2,335,468	4,590,902	6,926,370
Accumulated other comprehensive income	2,369,282	1,149,738	3,519,020	2,438,101	1,212,330	3,650,431
Total stockholders’ equity	23,306,837	4,210,266	27,517,103	23,128,934	3,553,013	26,681,947

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,528,417	$2,165,381	$64,693,798	$70,782,509	$1,347,126	$72,129,635

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	August 31, 2009
	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$8,362,280	$-	$8,362,280
Accounts receivable, net	6,072,177	(79,407)	5,992,770
Other receivables	3,122,986	(41,906)	3,081,080
Advances to suppliers	8,380,962	(3,710,633)	4,670,329
Inventories	4,311,084	577,161	4,888,245
Prepaid taxes	894,453	53,044	947,497
Total current assets	31,143,942	(3,201,741)	27,942,201

Fixed assets:
Property, plant and equipment	35,276,664	5,689,300	40,965,964
Construction in progress	12,838,892	(1,392,858)	11,446,034
	48,115,556	4,296,442	52,411,998
Less: accumulated depreciation and amortization	6,472,431	203,799	6,676,230
Net fixed assets	41,643,125	4,092,643	45,735,768

Other assets:
Investment property, net	1,946,639	-	1,946,639
Mining right, net	3,233,423	507,228	3,740,651
Restricted Cash	-	148,798	148,798
Notes receivable	7,125,765	302,830	7,428,595
Other long term assets	332,113	(302,830)	29,283
Total other assets	12,637,940	656,026	13,293,966

TOTAL ASSETS	$85,425,007	$1,546,928	$86,971,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$19,033,954	$-	$19,033,954
Accounts payable	11,715,156	1,505,671	13,220,827
Advance from customers	13,319,916	(1,484,618)	11,835,298
Accrued liabilities	261,632	2,512,675	2,774,307
Other payables	5,751,208	(10,458,622)	(4,707,414)
Shareholder loans	10,071,909	-	10,071,909
Current portion of deferred income	-	667,237	667,237
Total current liabilities	60,153,775	(7,257,657)	52,896,118

Deferred income	3,533,058	1,478,181	5,011,239
Total liabilities	63,686,833	(5,779,476)	57,907,357

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	-	45,000
Additional paid-in capital	8,655,805	-	8,655,805
Paid in capital – stock options	315,000	-	315,000
Retained earnings	7,955,480	(170,527)	7,784,953
Statutory reserves	2,335,468	3,438,921	5,774,389
Accumulated other comprehensive income	2,431,421	4,058,010	6,489,431
Total stockholders’ equity	21,738,174	7,326,404	29,064,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,425,007	$1,546,928	$86,971,935

Condensed Consolidated Statements of Operations

	Three months ended February 28, 2009			Three months ended May 30, 2009
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Revenues	$5,579,760	$(564,814)	$5,014,946	$3,603,374	$680,301	$4,283,675
Cost of revenues	(4,983,750)	296,498	(4,687,252)	(3,158,727)	(1,078,212)	(4,236,939)
Gross profit	596,010	(268,316)	327,694	444,647	(397,911)	46,736

Operating expenses:
Selling and marketing	(45,633)	45,633	-	(192,520)	192,520	-
General and administrative	(436,901)	2,210	(434,691)	(513,731)	(519,875)	(1,033,606)
Total operating expenses	(482,534)	47,843	(434,691)	(706,251)	(327,355)	(1,033,606)

(Loss) income from operations	113,476	(220,473)	(106,997)	(261,604)	(725,266)	(986,870)

Other income and expenses
Investment income	-	34,351	34,351	36,847	(34,351)	2,496
Non-operating income	115,363	45,038	160,401	79,823	84,949	164,772
Finance expenses, net	(99,453)	4,065	(95,388)	(96,624)	(6,710)	(103,334)
Government subsidies	-	153,024	153,024	-	11,121	11,121
Non-operating expenses	(4,605)	(696,060)	(700,665)	(5,219)	(51,199)	(56,418)
(Loss ) income before income taxes	124,781	(680,055)	(555,274)	(246,777)	(721,456)	(968,233)

Provision for income taxes	24,535	(1,611)	22,924	55	1,611	1,666

Net (loss) income	149,316	(681,666)	(532,350)	(246,722)	(719,845)	(966,567)

Other comprehensive income
Foreign currency translation adjustment	(37,436)	(14,969)	(52,405)	(1,009,575)	1,582,659	573,084
Total comprehensive (loss) income	$111,880	$(696,635)	$(584,755)	$(177,903)	$(657,254)	$(835,157)

Net (loss) income per common share
basic and diluted	$0.003	(0.015)	$(0.012)	$(0.006)	(0.016)	$(0.022)

Weighted average common shares outstanding
basic and diluted	45,000,000	-	45,000,000	45,000,000	-	45,000,000

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	Three months ended August 31, 2009
	As Previously Reported	Effect of Restatement	Restated

Revenues	$10,652,642	$(695,598)	$9,957,044
Cost of revenues	(9,285,042)	1,518,833	(7,766,209)
Gross profit (loss)	1,367,600	823,235	2,190,835

Operating expenses:
Selling and marketing	(838,399)	838,399	-
General and administrative	(1,156,051)	(684,953)	(1,841,004)
Total operating expenses	(1,994,450)	153,446	(1,841,004)

(Loss) income from operations	(626,850)	976,681	349,831

Other income and expenses
Investment income	(6)	-	(6)
Non-operating income	101,240	66,954	168,194
Finance expenses, net	(271,644)	(109,846)	(381,490)
Government subsidies		5,576	5,576
Non-operating expenses	(113,452)	(11,654)	(125,106)
(Loss) income before income taxes	(910,712)	927,711	16,999

Provision for income taxes	(473,368)	-	(473,368)

Net (loss) income	(1,384,080)	927,711	(456,369)

Other comprehensive income
Foreign currency translation adjustment	(6,680)	2,845,680	2,839,000
Total comprehensive (loss) income	$(1,390,760)	$3,773,391	$2,382,631

Net (loss) income per common share
basic and diluted	$(0.031)	(0.021)	$(0.010)

Weighted average common shares outstanding
basic and diluted	45,000,000	-	45,000,000

Condensed Consolidated Statements of Cash Flows

	Three months ended February 28, 2009			Six months ended May 31, 2009
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities:
Net income (loss)	$149,316	$(681,666)	$(532,350)	$(97,406)	$(1,401,511)	$(1,498,917)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662,797	126,164	788,961	1,361,076	80,490	1,441,566
Interest accrued on shareholder loans	52,828	(3,496)	49,332	-	106,433	106,433
Loss on disposal of property, plant and equipment	-	694,081	694,081	-	744,524	744,524
Gain from short term investments	-	(3,351)	(34,351)	(36,847)	-	(36,847)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(800,138)	(1,613,818)	(2,413,956)	(1,313,698)	(490,093)	(1,803,791)
Decrease (increase) in other receivables	(769,981)	1,371,752	601,771	70,949	(5,168,494)	(5,097,545)
(Increase) decrease in advances to suppliers	(547,777)	158,778	(388,999)	(1,256,888)	486,800	(770,088)
(Increase) decrease in inventories	(101,257)	(185,505)	(286,762)	107,219	(185,831)	(78,612)
Increase (decrease) in deferred income	552,873	78,832	631,705	621,634	(146,503)	475,131
(Decrease) increase in accounts payable	163,998	(4,280,788)	(4,116,790)	(742,630)	(3,391,197)	(4,133,827)
(Decrease) increase in advances from customers	(2,496)	(228,427)	(230,923)	738,091	100,423	838,514
Increase in accrued liabilities and other payables	11,675	130,490	142,165	4,692	410,859	415,551
Net cash (used in) operating activities	(628,162)	(4,467,954)	(5,096,116)	(543,808)	(8,854,100)	(9,397,908)

Cash flows from investing activities:
Purchase of property, plant and equipment	(64,044)	(1,045,324)	(1,109,368)	(911,968)	(1,274,102)	(2,186,070)
Increase in construction in progress	(173,906)	(75,515)	(249,421)	(1,551,924)	853,047	(698,877)
Payments made on other long term assets	-	-	-	-	(330,560)	(330,560)
Increase in notes receivable	(106,298)	106,298	-	(5,011,175)	5,011,175	-
Payments received on notes receivable	-	833,022	833,022	-	893,563	893,563
Net cash provided by (used in) investing activities	(344,248)	(181,519)	(525,767)	(7,475,067)	5,153,123	(2,321,944)

Cash flows from financing activities:
Proceeds from short term bank loans	1,753,900	(115,167)	1,638,733	12,012,850	(1,014)	12,011,836
Principal payments made on short term bank loans	-	-	-	(2,925,732)	(3,984)	(2,929,716)
Advance from shareholders	-	3,956,173	3,956,173	301,765	4,137,871	4,439,636
Repayments of shareholders loans	(742,342)	529,990	(212,352)	-	(594,000)	(594,000)
Net cash provided by financing activities	1,011,558	4,370,996	5,382,554	9,388,883	3,538,873	12,927,756

Effect of exchange rate changes on cash	(503)	118,493	117,990	31,383	1,757	33,140
Net change in cash and cash equivalents	38,645	(159,984)	(121,339)	1,401,391	(160,347)	1,241,044

Cash and cash equivalents, beginning of period	296,455	160,347	456,802	296,455	160,347	456,802

Cash and cash equivalents, end of period	335,100	363	335,463	1,697,846	-	1,697,846

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$230,401	$230,401	$276,071	$-	$276,071
Cash paid for income taxes	$-	$-	$-	$-	$-	$-

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	Nine months ended August 31, 2009
	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities:
Net loss	$(1,481,486)	$(473,800)	$(1,955,286)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,139,567	29,048	2,168,615
Interest accrued on shareholder loans	-	155,020	155,020
Loss on disposal of property, plant and equipment	-	740,058	740,058
Gain from short term investments	(36,841)	-	(36,841)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,347,295)	(1,638,965)	(2,986,260)
Decrease (increase) in other receivables	(994,344)	2,246,812	1,252,468
(Increase) decrease in advances to suppliers	(3,743,921)	2,956,013	(787,908)
(Increase) in inventories	(3,625,099)	(762,992)	(4,388,091)
Increase (decrease) in deferred income	514,490	(207,965)	306,525
Increase (decrease) in accounts payable	7,161,950	(5,071,569)	2,090,381
Increase (decrease) in advances from customers	8,644,777	(737,768)	7,907,009
(Decrease) in accrued liabilities and other payables	(1,131,687)	(3,004,991)	(4,136,678)
Net cash provided by (used in) operating activities	6,100,111	(5,771,099)	329,012

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,353,867)	39,626	(5,314,241)
Proceeds received on sales of fixed assets	86,480	(10,995)	75,485
Increase in construction in progress	(2,128,571)	880,996	(1,247,575)
Payments made on other long term assets	-	(29,283)	(29,283)
Increase in notes receivable	(4,293,658)	(921,606)	(5,215,264)
Payments received on notes receivable	-	893,419	893,419
Net cash provided by (used in) investing activities	(11,689,616)	852,157	(10,837,459)

Cash flows from financing activities:
Proceeds from short term bank loans	16,403,367	400	16,403,767
Principal payments made on short term bank loans	(2,928,301)	(943)	(2,929,244)
Advance from shareholders	155,561	4,283,708	4,439,269
Repayments of shareholders loans	-	(2,081,017)	(2,081,017)
Net cash provided by financing activities	13,630,627	2,202,148	15,832,775

Effect of exchange rate changes on cash	24,703	2,556,447	2,581,150
Net change in cash and cash equivalents	8,065,825	(160,347)	7,905,478
	-
Cash and cash equivalents, beginning of period	296,455	160,347	456,802
	-
Cash and cash equivalents, end of period	$8,362,280	$-	$8,362,280

Supplemental disclosure of cash flow information

Cash paid for interest	$514,526	$-	$514,526
Cash paid for income taxes	$263,336	$-	$263,336

18. Subsequent Events

The Company’s management has performed subsequent events procedures through March 1, 2010, which is the date the financial statements were available to be issued and there were no subsequent events requiring adjustment to the consolidated financial statements or disclosures as stated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2010.

CHINA ENERGY CORPORATION

By	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

	President, Chief Executive Officer, Secretary, Treasurer and Director	March 1, 2010
/s/ WenXiang Ding	(Principal Executive Officer)
WenXiang Ding

/s/ Yanhua Li	Director	March 1, 2010
Yanhua Li

/s/ Alex Gong	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010
Alex Gong