Form 10-Q
period 2010-02-28
China Energy CORP
filed 2010-04-15
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the fiscal quarter ended February 28, 2010

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the transition period from ______ to______.

Commission file number: 000-52409

CHINA ENERGY CORPORATION
(Exact name of Registrant in its charter)

Nevada	98-0522950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 57 Xinhua East Street Hohhot, Inner Mongolia, People’s Republic of China	010010
(Address of principal executive offices)	(Zip Code)

+86-0471-466-8870
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes      ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	April 15, 2010
Common Stock, $ 0.001 par value	45,000,000 shares

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

China Energy Corporation and its subsidiaries the “Company”)  undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	3,719,015	5,073,645
Accounts receivables, net of allowance for doubtful accounts of $120,865 and $120,853, respectively	8,897,065	4,600,667
Other receivables	4,394,330	4,447,272
Advances to suppliers	6,893,990	5,511,630
Inventories	3,050,190	5,574,465
Total current assets	26,954,590	25,207,679

Fixed assets:
Property, plant and equipment	50,354,217	50,546,862
Construction in progress	4,472,137	4,236,281
	54,826,354	54,783,143
Less: accumulated depreciation and depletion	(8,362,649)	(7,456,849)
Net fixed assets	46,463,705	47,326,294

Other assets:
Investment property, net of accumulated depreciation of $177,520 and $166,172, respectively	1,925,146	1,936,278
Mining right, net of amortization of $829,340 and $787,417, respectively	3,586,171	3,627,642
Restricted cash	533,432	149,898
Other long term assets	429,298	450,021
Notes receivable	5,989,881	7,913,100
Total other assets	12,463,928	14,076,939

TOTAL ASSETS	85,882,223	86,610,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	8,790,178	12,012,012
Accounts payable	9,411,069	11,489,568
Advances from customers	10,914,989	12,125,187
Accrued liabilities	388,887	325,539
Other payables	1,514,834	387,729
Shareholder loans	10,393,738	9,972,279
Current portion of deferred income	859,454	822,930
Total current liabilities	42,273,149	47,135,244

Non-current liabilities:
Deferred income	6,348,688	6,224,033

Total liabilities	48,621,837	53,359,277

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	315,000
Retained earnings	16,358,708	12,542,081
Statutory reserves	8,266,424	8,078,765
Accumulated other comprehensive income	3,619,449	3,614,984
Total stockholders’ equity	37,260,386	33,251,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	85,882,223	86,610,912

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended February 28,
	2010	2009
	US$	US$

Revenues	$20,768,876	$5,014,946
Cost of revenues	(13,826,407)	(4,687,252)
Gross profit	6,942,469	327,694

Operating expenses:
Selling and marketing	(840,717)	(42,637)
General and administrative	(1,103,652)	(392,054)
Total operating expenses	(1,944,369)	(434,691)

Income (loss) from operations	4,998,100	(106,997)

Other income and expenses
Investment income	-	34,351
Non-operating income	113,463	160,401
Finance expenses, net	(215,349)	(95,388)
Government subsidies	-	153,024
Non-operating expenses	(44,356)	(700,665)
Income (loss) before income taxes	4,851,858	(555,274)

(Provision for) benefit from income taxes	(847,572)	22,924

Net income (loss)	4,004,286	(532,350)

Other comprehensive income
Foreign currency translation adjustment	4,465	(52,405)
Total comprehensive income (loss)	4,008,751	$(584,755)

Net income (loss) per common share
basic and diluted	0.09	$(0.01)

Weighted average common shares outstanding
basic and diluted	45,000,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010
 (UNAUDITED)

			Additional	Paid-in Capital			Accumulated Other	Total
	Common Stock		Paid-in	Stock	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Options	Earnings	Reserves	Income	Equity
Balance as of November 30, 2009	45,000,000	$45,000	$8,655,805	$315,000	$12,542,081	8,078,765	3,614,984	33,251,635
Net income	-	-	-	-	4,004,286	-	-	4,004,286
Foreign currency translation adjustment	-	-	-	-	-	-	4,465	4,465
Appropriation of statutory reserves	-	-	-	-	(187,659)	187,659	-	-
Balance as of February 28, 2010	45,000,000	$45,000	$$8,655,805	$315,000	$16,358,708	8,266,424	3,619,449	37,260,386

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended February 28,
	2010	2009
	US$	US$
Cash flows from operating activities:
Net profit (loss)	4,004,286	(532,350)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	979,126	788,961
Interest accrued on shareholder loans	51,271	49,332
Loss on disposal of property, plant and equipment	-	694,081
Gain from short term investments	-	(34,351)
Changes in operating assets and liabilities:
Increase in restricted cash	(383,534)	-
Increase in accounts receivable	(4,296,410)	(2,413,956)
Decrease in other receivables	52,942	601,771
Increase in advances to suppliers	(243,212)	(388,999)
Decrease (increase) in inventories	2,524,275	(286,762)
Increase in deferred income	161,179	631,705
Decrease in accounts payable	(2,078,504))	(4,116,790)
Decrease in advances from customers	(1,210,198)	(230,923)
Increase in accrual liabilities and other payables	1,190,453	142,165
Net cash provided by (used in) operating activities	751,674	(5,096,116)

Cash flows from investing activities:
Purchase of property, plant and equipment	(946,503)	(1,109,368)
Increase in construction in progress	(235,856)	(249,421)
Increase in notes receivable	(29,301)	-
Payments received on notes receivable	1,952,520	833,022
Net cash provided by (consumed by) investing activities	740,860	(525,767)

Cash flows from financing activities:
Proceeds from short term bank loans	-	1,638,733
Principal payments made on short term bank loans	(3,221,834)	-
Advances from shareholders	887,473	3,956,173
Repayments of shareholders loans	(518,007)	(212,352)
Net cash (used in) provided by financing activities	(2,852,368)	5,382,554

Effect of exchange rate changes on cash	5,204	117,990
Net change in cash and cash equivalents	(1,354,630)	(121,339)

Cash and cash equivalents, beginning of period	5,073,645	456,802

Cash and cash equivalents, end of period	3,719,015	335,463

Supplemental disclosure of cash flow information
Cash paid for interest	253,914	230,401
Cash paid for income taxes	478,989	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
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

The Company does not believe the lack of perfection impairs its ability to exercise control over the Coal Group and Heat Power as it continues to exercise control over them, consistent with the intent of the original shareholders.    The Company  controls Coal Group and Heat Power operating through a series of contractual arrangements as opposed to through direct record ownership,

The Company is in the process of completing the necessary actions to meet the current PRC legal requirements related to the acquisition of Coal Group and Heat Power.  On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a “variable interest entity” (“VIE”) structure to meet the current requirements of applicable PRC law.

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
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

Business

The Company’s business is made up of two segments: Coal Group and Heat Power.

Coal Group: Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Tehong Coal Group Co. Ltd. Coal Group acquired the rights to  a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District.  Coal Group has the capacity to produce approximately up to 800,000 metric tons per year following the enhancement of the mine’s productions lines, which was completed in August of 2009.

Heat Power: During 2003, Heat Power was granted a license, to supply heating to the entire XueJiaWan area.  To provide for this requirement, construction began in 2004 on a thermoelectric plant, which was completed in September 2006.  Heat Power supplies heating directly to users and supplies electricity within the XueJiaWan area through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”).

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”). It also obtains its supply through various other coal mines in the area.

2. Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of February 28, 2010 and for the three-month periods ended February 28, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements, including the accounts of China Energy Corporation and its operating company, Coal Group.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2009.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), as codified in FASB Accounting Standards Codification (the “ASC”) Topic 805, “Business Combinations” (“ASC 805”).  The objective of ASC 805 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish this, ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R, now codified in ASC 805, is effective for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of ASC 805 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10, “Consolidation” (“ASC 810-10”).   ASC 810-10 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  Additionally, ASC 810-10 revises the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation.  ASC 810-10 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years.  The Company’s adoption of ASC 810-10 did not to have a material impact on its consolidated financial statements.

 In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which is codified as FASB ASC Topic 825, “Financial Instruments” (“ASC 825”). The ASC 825 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” now codified in ASC 825, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This issuance also amends APB Opinion No. 28, “Interim Financial Reporting,” now codified in FASB Topic 270 “Interim Reporting” (“ASC 270”), to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1, now codified in ASC 825 were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The issuance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, it requires comparative disclosures only for periods ending after initial adoption.  The adoption of ASC 825 did not have a material effect on the determination or reporting of the Company’s consolidated financial results.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS 124-2”), which are codified in FASB Topic 320, “Investments-Debt and Equity Security” (“ASC 320”).  FSP FAS No. 115-2, now codified in ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The adoption of ASC 320 did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB released  FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), now codified in ASC 820, “Fair Value Measurements and Disclosures.”  This issuance  provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decrease with providing guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820 was effective for interim periods ending after June 15, 2009, and the adoption of ASC 820 did not have a significant impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), as codified in FASB ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 established standards of accounting for and disclosures of subsequent events which occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which the subsequent events have been evaluated as well as whether that date is the date the financial statement were issued or the date the financial statements were available to be issued.  This guidance is effective for periods ending after June 15, 2009. In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance. The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) as codified in FASB ASC 810 “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of ASC 810 did not have a material impact on the Company’s financial position, results of operations or cash flows.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), as codified in FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”).  ASC 105 established the FASB Accounting Standards Codification (“the Codification”) as the sources for authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities.  ASC 105 was effective for interim and annual periods ending after September 15, 2009.  The adoption of the Codification during the year ended December 31, 2009 did not have a material impact on the Company’s consolidated financial statements.

 Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with SFAS No. 52, “Foreign Currency Translation,” as codified in ASC 830, “Foreign Currency Matters.”   All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of operations amounts have been translated using the average exchange rate for the year.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	February 28, 2010	November 30, 2009
Balance sheet items, except for the registered and paid-up capital, additional paid-in capital, statutory reserve and retained earnings, as of year end	US$1=RMB 6.8258	US$1=RMB 6.8265

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB 6.8276	US$1=RMB 6.8330

For the three months ended February 28, 2010, foreign currency translation adjustment of approximately $4,465 have been reported as accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity.

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that RMB could be converted into US dollars at that rate or any other rate.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

The value of RMB against the US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Cash and Cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of February 28, 2010 and November 30, 2009, the balances of allowance for doubtful accounts were $120,865 and $120,853, respectively. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out basis.  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not record any provisions for inventory valuation allowance for the three months ended February 28, 2010 and year ended November 30, 2009.

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
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

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

Mining Right

All land in China belongs to the government.  To extract resources from land, the Company is required to obtain a mining right.  The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005.  The price of the mining right, which represents the acquisition cost to the rights in the mine, was assessed by the Bureau to be $3,656,731.  The mine rights acquisition cost is payable in instalments over a six year period from the date the mining right was granted.  The mine rights acquisition cost is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.

Restricted Cash

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits carry an interest rate of 0.6% per annum.

Advances from Customers

Advances from customers primarily consist of payments received from customers by the Coal Group and Heat Power prior to the delivery of goods and services.

Deferred Income

Deferred income represents reimbursements received by Heat Power from various real estate development companies for the cost of constructing pipelines to connect to rural areas being developed.  The income is recognized on a straight line basis over the estimated useful life of the pipelines of ten years.

Impairment of Long-lived Assets

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as codified in FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the three months ended February 28, 2010 and 2009.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fee of $25,022 and $19,892 for the three months ended February 28, 2010 and 2009.

Environmental Costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the consolidated balance sheets of the Company.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advances to suppliers and other receivables short term bank loans, accounts payable, advance from customers, accrued liabilities, other payables and shareholders’ loan. As of February 28, 2010 and November 30, 2009, the carrying values of these financial instruments approximated their fair values.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

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

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), as codified in FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic and diluted net income per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

Statutory Reserves

Pursuant to corporate law of the PRC, the Company is required to maintain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends.  The statutory reserves, representing restricted retained earnings, consist of the following funds:

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton and RMB 10 per ton of raw coal mined for 2010 and 2009, respectively, and RMB 10.5 per ton for a maintenance fund.  As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	February 28, 2010	November 30, 2009

Surplus Reserve and Common Welfare fund	$2,447,598	$2,447,598
Safety and Maintenance reserve	5,818,826	5,631,167
Total statutory reserves	$8,266,424	$8,078,765

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

Stock Options

Stock options are accounted for upon issuance at fair market value.  Such value is determined at the date a commitment is made for issuance.  The value of options is included in a separate part of stockholders’ equity.  Upon exercise or cancellation, the value of such options is transferred to paid-in capital.

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

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

All of the Company’s businesses are transacted in RMB, which is not freely convertible. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

All of the Company’s bank accounts are in banks located in PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

The Company’s mining operations are subject to extensive national and local governmental regulations in China, which regulations may be revised or expanded at any time.  Generally, compliance with these regulations requires the Company to obtain permits issued by government regulatory agencies.  Certain permits require periodic renewal or review of their conditions.  The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company’s ability to develop and operate its mines.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Segment Reporting

The Company is made up of two segments of business, Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing heating and electricity to residents and businesses of a local community.  Each of these segments is conducted in a separate corporation and each functions independently of the other.

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 99 million (equivalent to $14.5 million) as of February 28, 2010, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	Three Months Ended February 28,
	2010			2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	4,520,910	16,247,966	20,768,876	3,485,063	1,529,883	5,014,946
Finance expense (income), net	50,832	164,517	215,349	51,935	43,453	95,388
Depreciation and amortization	687,909	291,217	979,126	499,357	289,604	788,961
Segment profit (loss)	646,492	3,357,794	4,004,286	(567,383)	35,033	(532,350)

	February 28, 2010			November 30, 2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Segment assets	51,845,331	34,036,892	85,882,223	49,346,842	37,264,070	86,610,912
Construction in progress	3,756,864	715,273	4,472,137	3,514,152	722,129	4,236,281
Investment property, net	-	1,925,146	1,925,146	-	1,936,278	1,936,278

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

4. Shareholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. Balances are detailed below:

	February 28, 2010	November 30, 2009
Ordos City YiYuan Investment Co., Ltd.	1,644,915	1,634,404
Hangzhou Dayuan Group, Ltd.	4,969,720	5,428,963
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,818,965	1,807,686
Wenxiang Ding	-	28,565
Yanhua Li	1,912,888	1,025,416
Yi Ding	47,250	47,245
Total	10,393,738	9,972,279

The shareholder loans are due on demand and part of shareholder loans bore interest at 3.155%.

	February 28, 2010		November 30, 2009
	Balance	Interest rate	Balance	Interest rate
Shareholder loans – interest free	$1,960,138	0%	$1,101,226	0%
Shareholder loans – interest bearing	6,475,432	3.155%	6,964,156	3.155%
Interest payable	1,958,168		1,906,897
Total	$10,393,738		$9,972,279

5. Lease obligation

The Company leases an office under an operating leases expiring in the year ending November 30, 2012. The minimum future annual rent payments under the lease as of February 28, 2010 are approximated as follows:

Year Ending	Annual
November 30,	Amount
2010	65,920
2011	87,893
2012	7,324
Total	$161,137

Rent expenses charged to operations for the three months ended February 28, 2010 and 2009 were $21,970 and $20,484, respectively.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

6.  Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers.  At February 28, 2010 and November 30, 2009, advances amounted to $6,893,990 and $5,511,630, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

7.  Other Receivables

Other receivables consist of the following:

	February 28, 2010	November 30, 2009
Loans to suppliers and other associated firms	$1,180,431	$1,332,038
Deposit funds to secure agreements	510,909	509,392
Employee expense advances	168,043	217,643
Government subsidies receivable	1,611,533	1,464,880
Heat network access fee receivable	923,414	923,319
Total	$4,394,330	$4,447,272

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances.  In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.   The Company considers all other receivables at February 28, 2010 and November 30, 2009 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

8. Fixed Assets

Fixed assets, consisting principally of buildings, machinery and equipment and construction in progress, are summarized as follows:

	February 28, 2010	November 30, 2009
Buildings	9,675,441	9,682,139
Machinery & equipment	39,046,663	39,322,399
Automotive equipment	920,017	919,922
Office Equipment	712,096	622,402
Construction in progress	4,472,137	4,236,281
	54,826,354	54,783,143
Accumulated depreciation	(8,362,649)	(7,456,849)
Fixed assets, net	46,463,705	47,326,294

Depreciation expenses charged to operations for the three months ended February 28, 2010 and 2009 were $904,797 and $665,011, respectively.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

9.   Notes Receivable

Certain loans were made for strategic purposes. Notes receivable, which are non-interest bearing and payable on demand, consist of the following:

	February 28, 2010	November 30, 2009
Inner Mongolia XiangRong Investment Management Co., Ltd.	1,379,041	$1,378,900
Inner Mongolia Tehong Investment Co., Ltd.	1,906,099	3,244,785
Inner Mongolia Tehong Coal Chemical Co., Ltd.	761,815	761,737
QuanYing Coal Mine	302,093	916,311
Inner Mongolia XinKe Kaolin Fabrication Plant	1,640,833	1,611,367
Total notes receivable	5,989,881	$7,913,100

10. Short Term Bank Loans

The Company has bank loans collateralized by the mining rights.  Relevant terms of these bank loans are as follows:

	February 28, 2010	November 30, 2009
Bank loan due 12/5/09, with interest at 6.696%	$-	$1,757,855
Bank loan due 3/15/10, with interest at 6.372%	8,790,178	8,789,277
Bank loan due 4/21/10, with interest at 6.372%	-	1,464,880
Total	$8,790,178	$12,012,012

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at February 28, 2010.

Notes receivable:  Valued at the net realizable value which approximates the fair value.

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

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of February 28, 2010:

	Level 1	Level 2	Level 3	Total
Notes receivable	$-	$-	$5,989,881	$5,989,881
Total	$-	$-	$5,989,881	$5,989,881

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

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

	Notes Receivable	Total
Balance, December 1, 2010	$7,913,100	$7,913,100
Purchases, sales, issuance and settlements (net)	(1,923,219)	(1,923,219)
Balance, February 28, 2010	$5,989,881	$5,989,881

12. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  Government subsidies amounted to zero and $153,024 for the three month periods ended February 28, 2010 and 2009, respectively, and are included in government subsidies in the accompanying consolidated statements of operations.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

13. Income Taxes

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued.  In China, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of China permit the carryforward of net operating losses for a period of five years.  At February 28, 2010, the Chinese entities had net operating losses of $446,417 available for future use. If not used, these carryforwards will expire in 2013.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

	February 28, 2010	November 30, 2009
Deferred tax assets	$111,604	$256,010
Valuation allowance	(111,604)	(256,010)
Balance recognized	$-	$-

Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power.  A full valuation allowance has been established for the periods ended February 28, 2010 and November 30, 2009 since the Company is unable to determine if and when those benefits will be realized.

The following tables reconcile the effective income tax rate with the statutory rate for the periods ended February 28, 2010:

Three months ended February 28, 2010	Income Before Income Taxes	Tax Provision	Rate of Tax
As reported on the Consolidated statements of operations	4,851,858	847,572	17.5%
Gain not used in calculation of taxable income on the tax returns	(1,461,570)	-	7.5%
As calculated with statutory rate	3,390,288	847,572	25%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” (“FIN 48”), as codified in ASC 740.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

The Company does not have any accruals for uncertain tax positions as of February 28, 2010.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

14. Contingency

As is customary in China, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance.  As a result the Company is effectively self-insuring risk of potential accidents that may occur in the workplace.  Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its consolidated financial statements.

China has enacted legislation which appears to restrict the ability of entities considered foreign to China, like the Company, to have ownership interest in operating companies located in China.  The Company has taken steps to avoid any potential adverse impact of this legislation.  (See Note 1).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

History

On November 30, 2004, we entered into a Share Exchange Agreement with Coal Group and Heat Power, both Chinese corporations, whereby we acquired all the issued and outstanding stock of Coal Group and 49% of the issued and outstanding stock of Heat Power in consideration of 45,000,000 shares of our common stock. The offers and sales of the shares were exempt from registration under Regulation S of the Securities Act as they were made to off-shore, non US residents.

The remaining 51% of the stock of Heat Power is owned by Coal Group. In September 2003, our President and majority shareholder, Mr. Ding, acquired a 70% interest in Heat Power. That interest was acquired through a contribution of property which is used by Heat Power in its operations. The property has been capitalized at the original cost to Mr. Ding. In February, 2004, Mr. Ding transferred his equity interest in Heat Power to Coal Group. In March 2004, Coal Group sold 15% of its interest to another shareholder. In August of 2004, a further 4% interest was sold to a shareholder with Coal Group owning the remaining 51% . As a result of the Share Exchange Agreement, Coal Group and the Company together now control 100% of the outstanding capital stock of Heat Power.

Coal Group and Heat Power thus became our controlled operating companies. The shareholders of both companies unanimously agreed to enter into the Share Exchange Agreement for the purposes of restructuring in anticipation of becoming listed on the OTC Bulletin Board. We were formed by the shareholders of Coal Group and Heat Power for this purpose and prior to entering into the Share Exchange Agreement; we had no assets, liabilities or equity and had not issued any of our shares. As a result of entering into the Share Exchange Agreement; the shareholders of Coal Group and Heat Power became our shareholders. The 45,000,000 shares issued to the shareholders of Coal Group and Heat Power were allocated based on the capital contributions or ownership of such shareholders. The Agreement therefore was a non-arms length transaction.

As a result of new PRC merger and acquisition regulations, the Company was required to undergo an application process to convert each of Coal Group and Heat Power from a domestic PRC company to a Foreign Invested Enterprise (“FIE”) pursuant to which a FIE business license would be obtained.  The regulations required the Company, as a foreign investor, to invest cash equity interest into both operating companies. Accordingly, the Company formulated a plan pursuant to which it would be able to raise the funds to become an FIE.  As part of this plan, on December 30, 2007, the Company acquired PPI, a Nevada company with no assets, liabilities or equity. The Company holds 100% of the issued and outstanding shares of PPI, or 5,000 common shares with a par value of $ 0.001.On December 31, 2007, PPI entered into a Trust Agreement with all the registered shareholders of Coal Group and Heat Power,  pursuant to which all the shareholders are obligated to hold their interests in Coal Group and Heat Power  (represented by their registered paid up capital contributions to date) in trust for PPI, for an eight year term, extendable for another five  years. In addition, prior to the execution of the PPI Trust Agreement, controlling shareholders of the Company, including Wenxiang Ding, Yanhua Li and members of their immediate family, transferred their shares of the Company to Georgia Pacific Investments Inc. (“GPI”) and Axim Holdings Ltd. (“Axim”).  to be held in trust with the view that GPI and Axim would sell the shares in the open market in order to fund a plan to convert Coal Group and Heat Power into FIEs to raise the mandated cash equity investment under PRC rules for  FIEs. The sole shareholder and director of each of GPI and Axim is Yi Ding, son of WenXiang Ding, our President and Chief Executive Officer. The Company has decided to forgo the FIE plan in favor of  An alternative structure involving the use of “variable interest entities” or VIEs to reduce any regulatory risks relating to the foreign ownership structure of the Company.

Pursuant to a VIE restructuring as contemplated by a framework contract entered in June 2009, a newly-formed subsidiary of the Company (“CEC China”), would enter into a series of contractual arrangements with the registered shareholders of the operating companies so that the control and the economic benefits and costs of ownership of the operating companies would flow directly to CEC China through a series of management and business cooperation agreements. CEC China would also have the option to purchase the equity interests in Coal Group and Heat Power held by the registered shareholders. The registered shareholders would pledge their equity interests in Coal Group and Heat Power as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in Coal Group and Heat Power. The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the FIE plan initially proposed by the Company. In connection with the planned VIE restructuring, the Company and the registered shareholders have entered into a framework contract in July 2009 pursuant to which the Company and the registered shareholders have agreed to enter into the aforementioned agreements.

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

Heat Power

Heat Power has two distinct operations servicing customers in the XueJiaWan district in Ordos City, Inner Mongolia.  Heat Power supplies (i) steam heating and (ii) electricity to end users.  In 2003, Heat Power was granted a license to supply heating to the entire XueJiaWan district. In order to have sufficient heating supply, in 2004 Heat Power began construction on a thermoelectric plant which was completed in September 2006. In conjunction with the thermoelectric plant, Heat Power also owns and operates 32 heat transfer stations.

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

Results of operations – Three Months Ended February 28, 2010

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended February 28, 2010 compared to February 28, 2009.

	Three Months Ended February 28,
	2010		2009
Revenues	$20,768,876	100%	$5,014,946	100%
Cost of revenues	$13,826,407	67%	$4,687,252	93%
Gross Margin	$6,942,469	33%	327,694	7%

Coal Group

For the three months ended February 28, 2010, revenues for Coal Group were $16,247,966 compared to $1,529,883 in the comparable three months in 2009. The $14,718,083 increase was due to the fact that the production at LaiYeGou coal mine was partially shut down for the installation of the long wall automatic mining equipments and normal production resumed in the third quarter in 2009 with the completion of the installment and adjustment of the equipment.  The increase of the volume of proprietary trading of coal also contributed to the increase of revenue from Coal Group as compared to the prior comparable quarter in 2009. Coal Group produced approximately 156,000 metric tons of coal during the three months ended February 28, 2010. Coal Group’s business is seasonal in that sales are low in the first quarter of a year relative to the other three quarters due to the Chinese New Year holiday. During this time our business is closed for about two weeks.

Heat Power

For the three months ended February 28, 2010, revenues for Heat Power were $4,520,910 compared to $3,485,063 in the comparable three months in 2009.

For the three months ended February 28, 2010, revenues generated by Heat Power from its electricity operations were $988,074 compared to $911,646 in the comparable three month period in 2009.  Our revenue during the first quarter from our electricity operations were as follows:

Electricity Revenue for Quarter Ended February 28,

			Units of
			power
			supplied		Revenue
	Unit Price		(1000KW.h)		($)
Period	2010	2009	2010	2009	2010	2009	Variance
December	0.03	0.03	11,034	8,316	356,283	249,480	106,803
January	0.03	0.03	10,550	9,910	340,662	297,300	43,362
February	0.03	0.03	9,016	12,162	291,129	364,866	(73,737)

Total			30,600	30,388	988,074	911,646	76,428

For the three months ended February 28, 2010, revenues generated by Heat Power from its heating supply operations were $3,532,836 compared to $2,573,417 in the comparable three month period in 2009. The $959,419 increase was due to the increase of heating area to 2.7 million square meters in the first quarter this year from 2.1 million square meters in the same period last year.  The heating area increased due to the continued development of the XueJiaWan area.  We are expecting this trend to continue for at least through the end of this fiscal year.  Our revenue during the first quarter from our heating supply operations were as follows:

Heating Revenue for Quarter Ended February 28,

			Area (‘000)
			sq meters		Revenue
	Unit Price		range)		($)
User	2010	2009	2010	2009	2010	2009	Variance
Residential	0.43	0.34	2,039	1,440	2,314,182	1,464,912	849,270
Commercial	0.62	0.56	350	350	572,398	587,843	-15,445
Municipal	0.62	0.56	310	310	646,256	520,662	125,594

Total			2,699	2,100	3,532,836	2,573,417	959419

We expect our heating revenue to continuously increase during the next few years as a result of retaining additional users while the XueJiaWan area is being further developed.

Cost of Sales

For the three months ended February 28, 2010, cost of sales increased by approximately $9,100,000 from the comparable three months in 2009, as a result of changes in the following expenses:

	Three Months Ended February 28,
	2010	2009	Variance
Coal & freight	11,097,631	2,754,548	8,343,083
Heat resource rental	985,651	491,620	494,031
Depreciation & depletion	856,563	736,837	119,726
Salaries	369,503	176,969	192,534
Utilities	173,512	296,023	-122,511
Operating supplies	134,524	159,492	-24,968
Repairs	58,368	12,623	45,745
Other	150,655	59,140	91,515

Total	13,826,407	4,687,252	9,139,155

For the three months ended February 28, 2010 our gross margin was 33% compared with 7% in the 2009 comparable three month period. The increase reflected the fact that the production at LaiYeGou coal mine was partially shut down due to the installation of the new mining equipments, and normal production resumed in the third quarter of last year with the completion of the installation and adjustment of the equipment. Under normal production conditions, Coal Group has higher gross margins than Heat Power, and it also contributes more to the total gross profit of the Company. Gross margin from Heat Power  also increased because of the expanded heating area.

Utilities, operating supplies and repairs expenses are expected to increase in line with revenue.

Selling Expenses

For the three months ended February 28, 2010, selling expenses increased by approximately $798,080 compared to the same period in 2009.  Selling expenses are expected to increase in line with revenue.

	Three Months Ended February 28,
	2010	2009	Variance
Transportation & Storage	523,536	-	523,536
Sales tax and other expenses	227,068	28,491	198,577
Office	61,982	571	61,411
Salaries and wages	24,246	13,575	10,671
Depreciation	3,885	-	3,885

Total Expenses	840,717	42,637	798,080

General and Administrative Expenses

For the three months ended February 28, 2010, general and administrative expenses increased by approximately $711,598 as a result of changes in the following expenses:

	Three Months Ended February 28,
	2010	2009	Variance
Office	302,588	55,739	246,849
Professional and other fees	302,024	108,307	193,717
Salaries and wages	262,559	99,736	162,823
Travel	126,938	38,320	88,618
Depreciation	66,306	41,350	24,956
Repairs	29,080	15,612	13,468
Other expenses	14,157	32,990	-18,833

Total Expenses	1,103,652	392,054	711,598

Office. The increase was attributed to purchasing of office consumables after renovation of office building in Laiyegou coal mine in 2009.

Professional and other fees. Professional fees were paid principally to various professionals including financial advisors, attorneys and accountants. These expenses significantly increased in the quarter ended February 28, 2010 because the Company decided to change many of its advisors, requiring that the new advisors spend time and resources studying and familiarizing themselves with us and our history in an effort to contribute to our strategic plan going forward.

Salaries and wages. Salaries and wages increased due to various factors including purchase of safety and personal care items for coal mine management and labours, increase of salary rate and number of employees and etc.

Travel. The increase of travel expenses increased due to the work of our advisors.

Finance Expenses

For the three months ended February 28, 2010 and February 28, 2009, finance expenses amounted to $215,349, and $95,388, respectively. The interest expense increased due to the increased loan principal obtained by the Company.

Liquidity and Capital Resources

As of February 28, 2010 we had a working capital deficit of approximately $15,000,000.  We anticipate that the combination of our sales and collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. However we may require other sources of capital.

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

Coal Group obtained loans from the Agricultural Bank of China equalling 60 million RMB or $8,790,178 to assist in funding working capital needs. In addition, Coal Group has unutilized bank credit facilities of $5.9 million as at February 28, 2010.

We may also receive capital contributions from our shareholders.

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $751,674 for the three months ended February 28, 2010 as compared to cash flows used in operating activities of $5,096,116 for the three months ended February 28, 2010. The following summarizes the inflow and outflow of cash for these periods:

	Three Months Ended February 28,
	2010	2009
Net income (loss)	4,004,286	(532,350)
Depreciation and amortization	979,126	788,961
Increase in accounts receivable	(4,296,410)	(2,413,956)
Decrease in other receivables	52,942	601,771
Increase in advances to suppliers	(243,212)	(388,999)
Decrease in advances from customers	(1,210,198)	(230,923)
Decrease (Increase) in inventory	2,524,275	(286,762)
Decrease in accounts payable	(2,078,504)	(4,116,790)
Increase in accrual liabilities and other payables	1,190,453	142,165
Other	(171,084)	1,340,767
Net Cash Provided (Consumed) By
Operating Activities	751,674	(5,096,116)

Accounts receivable. The increase in accounts receivables are mainly attributable to an increase in Heat Power’s user fees made on account and not from an extension of time for accounts receivable from prior periods.

Advances to suppliers. Advances increased as a result of advances made to suppliers of materials required for the Heat Power expansion and advance for purchase of coal and freight from third party suppliers. Prepayment is also a common business practice in China as it allows for a determined price and in some instances will grant us discounts on purchases.

Advances from customers. Advances on sales of coal represent the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances decreased during the first quarter of 2010 as a result of less outstanding orders as of the last day of the quarter.  The level of advances fluctuates depending upon the level of rapidity with which Coal Group customers take delivery of their goods at any given time.  Customer advances received from Heat Power’s users increased as we continued to lay pipeline for that business segment in connection with the development of the XueJiaWan area.

Inventory. Inventory mainly consists of coal for trading purposes. The balance of coal inventory decreased during the first quarter of 2010 as a result of less outstanding orders at the cut off time. As advances decrease, inventory is reduced because pre-paid customers take formal delivery of the goods, thereby allowing the Company to accrue revenue and decrease inventory to reflect the goods delivered.

Accounts payable. The majority of accounts payable were for Heat Power’s purchase of raw materials for production and constructions, and for Coal Group’s purchase of coal from third party suppliers for trading. Accounts payable also includes fees payable to government related to mining, and the decrease of the accounts payable of the first quarter of 2010 is because we partially paid off the fees.

Other payables. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labour union fees, social insurance, technical training for our employees and etc.

Investing Activities:
Our cash flows provided by investing activities were $740,860 for the three months ended February 28, 2010 and cash flows consumed by investing activities were $525,767 for the three months ended February 28, 2009.

Financing Activities:
Our cash flows consumed by financing activities were $2,852,368 for the three months ended February 28, 2010 and cash flows provided by financing activities were $5,382,554 for the three months ended February 28, 2009.

The outstanding balances and interest rate of shareholder loans at February 28, 2010, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	4,969,720	3.155%
Xinghe County Haifu Coal Transportation &
Sales Co., Ltd.	1,818,965	3.155%
Ordos City YiYuan Investment Co. Ltd.	1,644,915	3.155%
Yanhua Li	1,912,888	-
Yi Ding	47,250	-

Total	10,393,738	-

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

Seasonal Aspects

Coal Group’s business is seasonal in that sales are particularly low in the first quarter of a year, due to the Chinese New Year holiday. During this time our business is closed for about two weeks.

Heat Power sales level relating to heat generation decreases from April through October as the climate in the region is high, reducing heating requirements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  The Company’s Chief Executive Officer and Chief Financial Office solely as a result of the significant weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

B. Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended February 28, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds –

None.

ITEM 3. Defaults Upon Senior Securities - None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

None

ITEM 6 Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	CEO Section 302 Certification

31.2	CAO Section 302 Certification

32.1	CEO and CAO Section 906 Certification

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: April 15, 2010

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

	By:	/s/ Alex Gong
Alex Gong
Chief Financial Officer