Form 10-K/A
period 2008-11-30
China Energy CORP
filed 2010-05-05
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No.1)

☒     Annual report pursuant to  Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2008

☐     Transition report pursuant to  Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number: 000-52409

CHINA ENERGY CORPORATION
(Exact name of  registrant as specified in its charter)

Nevada		98-0522950
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

No. 57 Xinhua East Street Hohhot, Inner Mongolia, People’s Republic of China		010010

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	1-888-597-8899
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		OTCBB
(Title of class)		(Name of exchange on which registered)
Securities registered pursuant to section 12(g) of the Act:

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☐  No  ☒

Indicate by check mark ifdisclosure of delinquent filers pursuant to  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.       ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 45,000,000 as of September 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Except as specifically referenced herein, this Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 16, 2009, the filing date of the original report.

The Registrant is filing this Amendement No. 1 to its Annual Report on Form 10-K for the year ended November 30, 2008 to restate its consolidated financial statments and related disclosure for the fiscal years ended November 20, 2007 and November 30, 2008 which were originally filed with the Form 10-K on March 16, 2009. In addition, corresponding disclosures based on such restated financial statements were made throughout this Amendment to conform to the restated financial statements. The restated financial statements reflect corrections based on the Registrant's review of its financial reporting process which also resulted in the Registrant engaging new auditors. Revised disclosure was also made to clarify the corporate structure of the Registrant (Part I, Item 1-Business); to include additional detail in Management's Discussion and Analysis of Financial Condition and Results of Operation (Part II Item 7); and to clarify the evaluation of Controls and Procedures (Part II, Item 9A (T)).

TABLE OF CONTENTS

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

ITEM 1. BUSINESS

We, China Energy Corporation (“CEC”), produce coal through our operating company located in the People’s Republic of China (“PRC”), Inner Mongolia Tehong Coal Group Co, Ltd. (“Coal Group”) and we supply heating and electricity requirements throughout the XueJiaWan district through our other operating company located in the PRC, Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”). We acquired control over these operating companies  on November 30, 2004.

Inner Mongolia Tehong Coal Group Co., Ltd. (“Coal Group”)

Coal Group produces coal from the LaiYeGou coal mine located in Erdos City, Inner Mongolia, PRC.   Coal Group was organized in China on August 8, 2000 as Inner Mongolia Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Tehong Coal Group Co. Ltd. Coal Group operates a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District. Coal Group has the capacity to produce approximately up to 800,000 metric tons per year.

Coal Group’s operations consist of production and processing of raw coal for domestic heating, electrical generation and coking purposes for subsequent steel production. The principal sources of revenue are generated from local heating power industry.

The raw coal produced is non caking coal and has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power generation. It has low sulphur and low chemical emission which satisfies government environmental protection standards with heating capability of up to 7,000 Kilocalories (“Kcal”).

The following consists of tonnage of coal produced and purchased from external sources in the past 5 years:

Year	Produced	External Sources
2004	506,913	34,295
2005	612,739	100,358
2006	549,970	3,572
2007	459,055	132,764
2008	264,098	50,000

Production levels dropped in 2008 as a result of the mine being shut down for 3 months as a result of expansion efforts and also for a further 2 months as a result of the mandatory shut down as required by  the PRC government during the summer Olympics.

Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”)

Heat Power has two distinct operations servicing  customers throughout the XueJiaWan district in Ordos City, Inner Mongolia: it supplies steam heating directly to end users and it also supplies electricity to end users through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”).

In 2003, Heat Power was granted a license to supply heating to the entire XueJiaWan district in Ordos City, Inner Mongolia. To provide for this requirement, construction began in 2004 on a thermoelectric plant, which was completed in September 2006. In conjunction with the thermoelectric plant, Heat Power also owns and operates 21 heat transfer stations.

Heat Power is a regulated utility company meeting current regulatory requirements applicable to such companies  Electric Power Group is also subject to regulated utility company rules and regulations consisting of compliance  with safety and environmental standards and pricing structures set by the Inner Mongolia government.  Revenues generated are a function of government regulation as the prices charged are approved by the government. The government reviews the pricing of heating from time to time as market conditions change.  We purchase coal from suppliers to fuel our boilers at market prices.  Accordingly, we bear the risk that market prices for raw materials exceed the regulated prices paid by end users.  We receive governmental subsidies from time-to-time to offset this risk.

In the XueJiaWan area, hardly anyone owns a domestic heating boiler. Instead, Heat Power supplies heat to end users through a closed pipeline system. Water is first heated in the Company’s thermoelectric plant using boilers and then piped directly to homes and public buildings, including private dwellings, factories, as well as municipal facilities.  Lastly, the water is piped back to the thermoelectric plant with the process repeating again.

Heat Power obtains its supply of powdered coal required to generate heat production principally from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated, unassociated third party. It also obtains its supply through various other coal mines in the area. We do not supply Heat Power with coal for fuel.  The Company does not believe this concentration on certain suppliers constitutes a significant risk.

Pacific Projects Inc. (“PPI”)

On December 30, 2007, CEC acquired PPI, a Nevada company with no assets, liabilities, or equity. CEC holds 100% of the issued and outstanding shares of PPI, or 5,000 common shares with a par value of $ 0.001.

On December 31, 2007, PPI entered into a Trust Agreement with all the registered shareholders of Coal Group and Heat Power, pursuant to which all of the shareholders agreed to hold their interests in Coal Group and Heat Power (represented by their registered paid up capital contributions to date) in trust for PPI for an 8 year term, extendable for another 5 more years. Coal Group is a wholly owned subsidiary of CEC and Heat Power is 51% owned by Coal Group and 49% owned by registered shareholders in the PRC in trust for CEC.

Under the plan contemplated by the Trust Agreement, PPI planned to raise adequate funding to convert Coal Group and Heat Power to Foreign Invested Enterprise (hereinafter referred to as “FIE”) eligible businesses pursuant to which a FIE business license would be issued. This new procedure was adopted as result of change in laws in the People’s Republic of China (hereinafter referred to as the “PRC”) wherein all foreign companies incorporated outside the PRC having an interest in PRC domestic companies were required to purchase FIE business licenses for their wholly owned or controlled subsidiaries in the PRC.

On September 8, 2006, new regulations came into effect concerning the merger and acquisition of domestic PRC companies by foreign investors (herein referred to as the “New Regulations”) promulgated by the Ministry of Commerce and other regulatory departments.

At such time, CEC determined that, under the New Regulations, CEC was required to undergo an application process to convert Coal Group and Heat Power from domestic PRC companies to FIEs pursuant to which a FIE business license would be obtained. In doing so, the acquisition of both the companies by CEC under the New Regulations would be classified under a type of acquisition called “Equity Acquisition” pursuant to which CEC, being the foreign investor, would invest cash equity interest into both companies with the acquisition price to be determined by an asset valuation of both companies prepared by a PRC asset valuation company as approved by the Ministry of Commerce of the PRC. The asset valuation would be based on PRC generally accounting standards and not based on US Generally Accepted Accounting Principles. The acquisition price and hence asset valuation would not exceed certain guidelines as described below.

The registered paid up capital of Coal Group as of November 30, 2008 is RMB 60 million or approximately $ 8.5 million and 2.5 times this amount is $ 21.25 million. The 49% registered paid up capital of Heat Power (CEC’s total interest in Heat Power) as of November 30, 2008 is RMB 24.5 million or approximately $3.4 million and 2 times this amount is $ 6.8 million. The total acquisition price per company for FIE conversion would be capped per the following guidelines provided by the Ministry of Commerce:

Registered paid up capital	Total Investment
Less that $ 2.1 million	Cannot exceed 1.43 times the amount of registered paid up capital
$ 2.1 to $ 5 million	Cannot exceed 2 times the amount of registered paid up capital
$ 5 million to $ 12 million	Cannot exceed 2.5 times the amount of registered paid up capital
More than $ 12 million	Cannot exceed 3 times the amount of registered paid up capital

Coal Group’s registered paid up capital is between $5 and $ 12 million and therefore the acquisition price under the New Regulations would not exceed 2.5 times the registered paid up capital amount. Accordingly, upon granting of the FIE license,  CEC would be liable for no more than approximately $ 21.25 million given that no further capital contributions are made to Coal Group. Heat Power’s total registered paid up capital is approximately $ 7 million and therefore the acquisition prices cannot exceed 2 times the registered paid up capital amount. CEC’s interest in Heat Power is 49% and therefore the maximum acquisition price would be approximately $ 6.8 million ($ 7 million * 49% * 2).

PPI intended to fund the acquisition price by funds raised pursuant to the Share Trust Agreements entered into on January 3, 2008 with Georgia Pacific Investments Inc. (hereinafter referred to as “GPI”) and Axim Holdings Ltd (hereinafter referred to “Axim”) wherein proceeds from the sale of the CEC’s shares held by Axim and GPI were to be allocated to purchase the FIE business license at the deemed acquisition price.

As of December 31, 2008, GPI held 20,589,107 shares and Axim held 10,000,000 shares, totaling 30,589,107 shares.  These shares were obtained from control group shareholders of CEC, who transferred their shares to those entities to be held in trust with the view that those entities would sell those shares in the open market in order to fund the plan to convert Coal Group and Heat Power into FIEs. We deemed the 30,589,107 shares held by GPI and Axim to comprise a portion of the 45,000,000 issued and outstanding shares of CEC.

From the sale of the 30,589,107 shares, all the net proceeds (gross proceeds less $0.20 per share that accrued to the beneficiaries of the Axim and GPI trust beneficiaries in proportion to their shares originally deposited in Axim or GPI, less the brokerage commissions and expenses relating directly to the sale of the shares) were planned to be remitted to PPI to be used for funding of the acquisition price of the FIE business licenses mentioned above under the terms set out in the Trust Agreement.  No sale of CEC shares, however, has been made under this arrangement among PPI, GPI and Axim.  Please refer to Exhibit 10.2 and 10.3.

History and results of operations

CEC was incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to provide heat and electricity to networks in rural developments. CEC was considered a shell company until it entered into the Share Exchange Agreement (the “Exchange Agreement”) to acquire its operating companies, Coal Group and Heat Power, on November 30, 2004 (the “Share Exchange”).

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

Through Heat Power, we operate a thermoelectric plant and 21 heat transfer stations located in XueJiaWan, Ordos City in which we have a license to supply heating granted to us by the Inner Mongolia government.

For the years ended November 30, 2008 and 2007, we generated net income of $ 3,959,003 and $ 2,924,134, respectively.

Our principal business office is located at No.57, Xinhua East Street, Hohhot City, Inner Mongolia.

Subsequent Event

Upon subsequent review of the FIE business license plan contemplated by the Trust Agreement and the Share Trust Agreements, the Company determined that it could instead adequately reduce any PRC regulatory risk by using an alternative structure involving the use of “variable interest entities” or VIEs.   Pursuant to this approach, the Company would forgo any right to registered ownership of the Coal Group and Heat Power (each an “Operating Company” and collectively, the “Operating Companies”) contemplated by the Share Exchange, and would instead permit registered ownership of the Operating Companies to continue to be held by all or certain of the PRC Shareholders (the “VIE Shareholders”).   The plan requires the Company  to establish a new indirect subsidiary of the Company incorporated in the PRC (“CEC China”) which would  enter into a series of contractual arrangements with the VIE Shareholders so that the control and the economic benefits and costs of ownership of the Operating Companies would flow directly to CEC China through a series of management and business cooperation agreements.  CEC China would also have the option to purchase the equity interests in the Operating Companies held by the VIE Shareholders.  The VIE Shareholders would pledge their equity interests in the Operating Companies as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in the Operating Company.  The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the FIE plan initially proposed by the Company.  In connection with the  planned VIE restructuring, the Company and the PRC Shareholders have entered into a Framework Contract in July 2009 pursuant to which the Company has agreed to form CEC China within three months of the execution of the Framework Contract, and the Company and the PRC Shareholders have agreed to enter into the aforementioned agreements.

Pending the  consummation of the VIE restructuring, the Company still continues to control the Operating Companies. The evidence of the Company’s ownership of the Operating Companies is reflected by the continued memorialization of the intent of the original shareholders of the Operating Companies to transfer the business of the Operating Companies to the Company, the actions of the original shareholders consistent with this view, and the validity and enforceability of the Framework Contract under PRC law.

Notwithstanding the foregoing, prior to the consummation of the VIE restructuring, the enforceability of the Company’s legal ownership under PRC law could be subject to risk or challenge.  We believe that the likelihood of the Company’s claim to legal ownership being at risk or challenged is low.  In our view, there is a hypothetical risk that a challenge could arise from an action initiated by either one or more of the original shareholders of the Operating Companies, or by a third-party claiming that it received shares of the Operating Companies from one or more of the original shareholders following the date of the Share Exchange, in each case in violation of the intent of the  Exchange Agreement.   Given the contractual agreements and representations of the original shareholders under the Exchange Agreement, the PPI Trust Agreement and the Framework Contract, we do not believe this to be a material risk.  Furthermore, to the best of our knowledge, the actions of the original shareholders of the Operating Companies have been consistent with this view. Given the foregoing, we plan and expect to maintain control over the Operating Companies pending the VIE restructuring.  We do not believe that there is any reasonably possible liability associated with past operations that would arise as a result of our current ownership status over our Operating Companies.  We do not believe that our current ownership over our Operating Companies materially adversely affects our Operating Companies’ ability to obtain licenses, permits, or other authorizations that are necessary to conduct business operations and commerce.

Principal Products, Services and Their Markets

Coal Group

Acquisition of LaiYeGou Mine and Mining Right

The LaiYeGou mine was acquired in June 1999. Property acquisition in China is through 50 or 70 year lease and this is the only type of ownership permitted in China. Coal Group has leased the land surrounding the mine and the mine itself for a period of 50 years. The Company has all permits and governmental approvals necessary to mine the reserves in the LaiYeGou mine. Since acquisition of LaiYeGou in 1999, Coal Group’s activities has been coal production for the purpose of supplying raw materials to heating and power industries, retail customers and coking factories for steel production.

All land in China belongs to the PRC government. To extract resources from land, Coal Group is required to obtain a mining right. The regulatory body responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC government. In December 2005, Coal Group’s mining right was assessed to be approximately $ 3.7 million.  This mining right is regarded as an intangible asset which is amortized using the units of prodcution methodology.  As of November 30, 2008, we have fulfilled our obligations and have made full payment for the right.

The LaiYeGou coal mine is an underground operation capable of producing 800,000 metric tons of coal per year after undergoing expansion efforts. The product mined is high quality, non-caking coal that has low sulphur, low phosphorus and low ash content which does not fuse together or cake when heated but burns freely and is used mainly for heating and electric power generation. With such minimal harmful chemical content, it meets the stringent environmental standards set by the Central government of China. It is ideal for general heating applications as well as for power generation, with a heat rating of up to 7,000 kcal.

Coal Reserves

Our survey of reserves was issued on October 31, 2005 and performed by No. 153 Exploration Team of Inner Mongolia Coalfield Geological Bureau which surveyed the district of Hongjingta area consisting of 7,800 hectares (approximately 19,266 acres). LaiYeGou mine occupies approximately 230.3 hectares (approximately 569 acres) or 3% of the total survey area at Dongsheng Coalfield near Dongsheng City. The survey consisted of 3,454 samples including 184 outcrops (a body of rock exposed at the surface of the Earth), 140 trenches and 32 drilling samples. The distance between each sample is 4,428 hectares (approximately 10,937 acres). Based on the 2005 survey, LaiYeGou had in place reserves of approximately 26.09 million metric tons as of October 31, 2005, the date of the survey. “In place” or “in-situ” reserves refer to the total reserves of coal in seam.  These in places reserves are not necessarily minable or recoverable.

The recoverable reserves in the mine decrease gradually and as of the fiscal year end, the recoverable reserves equaled approximately 9.6 million metric tons.

The following definitions apply to our mining operations as per Industry Guide 7 of the Securities Act Industry Guides:

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

Proven and Probable Reserves

The reserves in the LaiYeGou Coal Mine as of October 2005 in thousand metric ton units are as follows:

Proven reserves	21,160
Probable reserves*	4,930
Total reserve	26,090

* Probable reserves are assigned to existing facilities whereby existing infrastructure and equipment allows these reserves to be mined at current production levels.

All reported reserves will be mined out within the period of the existing permit.   The Company’s permit is for 50 years and it covers the land and allows the Company to use the storage facility, office and “dormitory” for such period. The reserves will be mined out over a period of approximately 10 years which may not occur over a consecutive year period.

The following table shows the mined out reserves, mining recovery and coal production for the mine:

Year	Mined Out Reserves	Recovery Rate	Coal Produced
2006	1,374,927	40%	549,970
2007	1,147,637	40%	459,055
2008	330,122	80%	264,098

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

The sulphur content is 0.5 pounds per million BTU or (St, d): 0.19% and deemed to be compliant coal as non compliance coal emits greater than 3.0 pounds of sulphur dioxide per million BTU when burned. The heat value is 25 million BTU/ton (29 MJ/kg).

Mining Method

Coal Group currently uses the “Long Wall” production of mining whereby large rectangular blocks of coal are defined during the development stage of the mine and are then extracted in a single continuous operation. Each defined block of coal, known as a panel, is created by driving a set of headings from main or trunk roadways in the mine, some distance into the panel.

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

Employees

There is approximately 150 staff working in the mine under the supervision of one contractor, Wu Lingwen. Coal Group has an agreement with Wu Lingwen for a period of 3 years commencing March 1, 2006. Wu Lingwen  is responsible for all areas of production and processing.

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

Transportation Infrastructure

Currently our customers provide their own transportation of goods from production to their desired location. There are however transportation challenges customers face where routes are inefficient.  Where the contract is granted through government appointment, the government guarantees transportation from LaiYeGou coal mine to the final destination. Where contracts are privately arranged, transportation is arranged through hire of third party transporters by customers. In some instances, coal is purchased by third parties close in proximity to train stations where transportation to customer destinations is more efficiently arranged. However, transportation to destinations is limited to where routes are in place. Coal Group does not own any transportation equipment for the purpose of delivering its goods.

Resources and Utilities

The source of water for the mine is from Zhunger Keyuan Water Supply Co., Ltd, a public utility company owned by the government.

The source of power is provided by the Agricultural Power Supply Bureau and the Erdos Power Industry Bureau, public utility companies owned by the government.

Coal Group Markets

Coal Group’s main product is “Raw coal” or “Mixed coal” consisting of large, middle and powdered coal; accounting for more than 90% of our sales. Coal Group does not specifically sell large mass coal, middle mass coal and powdered coal unless it is requested by the customer.

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

Middle Mass Coal

The price of middle mass coal  generally is lower than of large mass or powdered coal and therefore it is not as frequently produced resulting in lower levels of supply.

Powdered Coal

Powdered coal is generally for the use of power stations for electricity and heat generation purposes. Coal Group supplies Zhejiang Fuxing Electric and Fuel Co., Ltd., which services the ZhejiangFuXing & JiangSu region with its electricity and heating generation needs.

Mixed Coal

The composition of mixed coal is classified into three specifications according to mass size. Coal is screened according to clients’ requests. Large mass coal is mainly for civil use, middle mass coal is mostly used in coking industry and powdered  coal is mainly used in electricity generating.

These specifications are similar for coal purchased from other companies.

Pricing

The following are annual production per ton and weighted average prices received in the past five years:

Year	Annual Production Per ton	Weighted Average Price
2004	506,913	$10
2005	612,739	$24
2006	549,970	$24
2007	459,055	$25
2008	264,098	$33

Contracts to be Awarded

Each year, the China Coal Industry Association convenes a supply and sale meeting whereby contracts to supply coal to power stations are awarded to suppliers based on levels of production.

Coal Group is classified as one of the top 30 coal producers and, as a result, will be awarded contracts to service various regions. The meeting attendees included National Planning and Reforming Committee, Railway Ministry Communication Ministry, National Electric Power Corporation, Coal Industry Association, and the Provincial Planning and Reforming Committee.

Coal Group obtains its contracts by maintaining its current levels of production. It is classified as a mid scale coal mine by the China Coal Industry Association. Production of less than 300 thousand metric tons are classified as small scale mines, 300 thousand to 900 thousand are classified as mid size scale mines and 900 thousand and above are classified as large scale mines. There are currently no other requirements to be awarded such contracts. The level of production required per year for segregation of large, mid or small scale mines is determined upon review of previous data of production of coal and projected requirements with the consideration of growth in various areas.

As new rural areas are developed, there will be the need to supply heating and electricity to new users and thus the requirement of raw coal material. With the increase in demand, the government will award contracts to service these areas as needed.

Government contracts granted to Coal Group not only entitles Coal Group to supply its products but also grants Coal Group a government guarantee of transportation routes. Government granted transportation routes are far more reliable and cost effective compared to the hire of third party contractors to deliver products.

LaiYeGou Expansion

In response to the escalating demand for its coal products, Coal Group has invested in infrastructure improvements necessary for increasing the annual production capability of the LaiYeGou Coal Mine to 800,000 tons per year. Infrastructure improvements commenced in May 2006 and were recently completed. The cost of the expansion was  approximately $10 million and was financed through shareholder and bank loans. Please see “Sources of Capital.”

Heat Power

Heat Power was founded in September 2003 in XueJiaWan Town, Inner Mongolia. Since its inception, Heat Power operated an existing Heat Power plant in XueJiaWan as part of its agreement with the Zhunger County government to phase out the existing heating plant for development of a more efficient and effective plant with heating and electricity generation capabilities as per the license granted as described below.

Heat Supply License

On July 29, 2003 Heat Power was granted a license by the Zhunger County government to provide centralized heating service to the entire XueJiaWan area, including Donghua and Yinze residential area. The license was granted for an undetermined period of time given that Heat Power maintains production capabilities and predetermined prices set by the Zhunger County government.

Thermoelectric Plant

The thermoelectric plant was constructed by December 2005 and put into operation effective September 2006. The thermoelectric plant allows for a centralized heat and electricity supply in the area with 110,400,000 mega joules and about 120 million KW.h, respectively generated per year.

Heat Power will provide electricity to users by merging an electrical network with Electric Power Group, a government owned enterprise. Heat Power has also constructed additional heat transfer stations, totaling 21 to date, to improve the efficiencies and reliability of the thermoelectric plant. Heat Power is also in the process of  constructing additional boilers necessary supplement to ensure stable and reliable heat supply.

Heat Power will require approximately 160,000 metric tons of powdered coal to sustain current operations. Guanbanwusu will supply the required 120,000 metric tons of coal per year on a non contracted basis.

Supply of Powered Coal

The powdered coal required to generate heating is supplied principally by Guanbanwusu and has a heating capability of 4600-4,900 kcal and is low sulphur, low phosphorus, medium ash, and high ash melting point, which satisfies the government Environmental Protection Standard and is regarded as environmentally friendly coal. The coal must have a minimum heating capacity of 4,600 Kcal or reduction of price per ton is implemented. Guanbanwusu is responsible for transporting coal to the plants.

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

Heat Power Markets

Heat Power’s marketing efforts are solely devoted to obtaining heat supply monopolies and contracts with monopolized divisions for supply of electricity through the Inner Mongolian government and related city planning authorities. To obtain these monopolies, Heat Power must demonstrate that it can meet the following requirements:

1)           Reputation and operating history of the company. The company must have a good reputational, record, including never having been involved in illegal operations or default on payment of taxes.

2)           Production capability requirements. No operating history is required, but the company must have the capability to manage the heat supply station and enlarge its production capacity if needed. The PRC government does not specify production capabilities, only that heat supply stations are operational.

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

The license was granted for an undetermined period of time given that production capabilities and prices are maintained. So as long as heat is supplied to the specified area, there are no termination provisions.

Outlook on future demand for coal

Integral to China’s industrial expansion and related energy demand escalation at the present time, the PRC government is encouraging sectors to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country. As a consequence, the future demand in China for coal remains strong; a key factor underpinning the output of power stations and such factories potentially reaching 1.650 billion metric tons during the present calendar year, 1.820 billion metric tons in 2010 and 2.100 billion metric tons by 2020. However, estimates of supply deficiencies also are sizable at 250 million metric tons and 700 million metric tons in 2010 and 2020, respectively.

Diesel is an alternative competing factor to coal; however, it is generally not used as most energy generation plants and users are only equipped to receive coal as a raw material. The use of diesel is also not cost effective as it is four times higher in price compared to coal products; however, diesel has a higher energy rate per ton compared to coal.

In addition to the excess demand, transporting coal from Shanxi Provice to Hebei Province proves to be a challenge as transportation routes are currently inefficient or non-existent. Currently, the development and improvement of roads and railways cannot keep up with levels of demand. There are plans for city planners to rectify this issue by allocating resources to bettering and building transportation systems; however, to our knowledge, these improvements are not expected to materialize for at least the next five years which could result in lost sales and other opportunities for expansion.

As for Coal Group, methods of circumventing transportation challenges are to receive contracts granted by the government whereby transportation is guaranteed from LaiYeGou coal mine to final destination. When contracts are between private parties only, transportation is arranged through hire of third party transporters or by customers themselves. In some instances, coal is purchased by third parties close in proximity to train stations where transportaiton to customer destinations is more efficiently arranged. However, transportation to destinations is limited to where routes are in place.  Coal Group does not own any transportation equipment for the purpose of delivering its goods.

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

Subcontractors

Coal Group hires contractors to hire staff to work in the LaiYeGou coal mine. There is currently one contractor at the LaiYegou mine which has hired 150 employees.

Competition

Coal Group

Due to existing market conditions as discussed above in the “Outlook on Future Demand of Coal”, we do not have competition in the usual sense of the term. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply, competition is not a concern in the operation of our business.

We expect that China’s coal industry will remain a large, growing and chronically under-supplied customer base for the foreseeable future.

There are pressures from the PRC government to use nuclear power instead of coal due to environmental concerns; however, coal reserves in China are abundant and less expensive and a switch to other forms of resources to generate energy is unlikely.

Heat Power does not have competition as it was granted a license to supply heating and electricity requirements to serviced areas. Competition in obtaining monopolies is largely mitigated by a good review of operating history by the PRC government.

The license was is granted for an undetermined period of time given that production capabilities and prices are maintained. As long as heat is supplied to the specified area, there are no termination provisions.

Patents, Trademarks and Labor Contracts

We do not have any trademarks on our trade name or logo or patents on our products or production processes.

Employees and Principal Business Offices

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

Administrative Branch Office

As of November 30, 2008, we had three consultants in our Administrative Branch Office. The consultants provided translation and EDGAR filing services. The consultants also  had access to legal counsel for the purpose of preparing the necessary reports to comply with regulations applicable to fully reporting companies. Mr. Ding provided this office space rent free.

Subsequent Event

In May 2009, the Company terminated the 3 consultants in our Administrative Branch Office, hired new financial  advisors, and closed its Administrative Branch Office.

Management believes that relations with its employees are good.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange act and are not required to provide the info required under this item.

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

LaiYeGou Mine

Location & Access

The location of the LaiYeGou mine is south-east of Bianjia Road and is approximately 230 hectares as shown on the below map:

Transportation To LaiYeGou Coalmine

Drawn in May, 2004

Hohhot
No. 110 National road
Baotou City
JINGLA HIGHWAY
JINGBAO RAILWAY
GONGJIBAN COLLECTION STATION
YELLOW RIVER
BAOSHEN RAILWAY
BAODONG HIGHWAY
GONGCAO ROAD
INNER MONGOLIA
HUDA ROAD
FENZHUN RAILROAD
Xuejiawan
railroad
ZHUNGER COALFIELD
Dongsheng
No. 109 NATIONAL ROAD
special road for railway
No. 210 National road
SHASHAGETAI COLLECTION STATION
BAOFU ROAD
XIYINGZI COLLECTION
ZHUNDONG RAIL ROAD
Xin A road
BIANJIA ROAD
CAOYANG ROAD
SHAN'XI PROVINCE
SHANXI PROVINCE
YANGSHITA
LAIYEGOU COAL MINE
Xinmiao
ROAD
NATIONAL ROAD
RAILROAD
PLANNING RAILROAD
BOUNDARY OF DONGSHENG COALFIELD
COUNTY
VILLAGE/TOWN
COLLECTION STATION
PROVINCE BOUNDARY
HIGHWAY

0 12.5 25 KILOMETER

SCALE:1:1,250,000

N

JURISDICTIONAL AREA
LAIYEGOU COAL MINE
HULUNBER
XingAn Region
XILINGUOLUO REGION
CHIFENG
TONGLIAO
ALASHAN REGION
BAYANNAOER
BAOTOU
WULANCHABU
HOHHOT
WUHAI

INDEX MAP OF INNER MONGOLIA AUTONOMOUS REGION

Remark: (section of Inner Mongolia)

JINGLA HIGHWAY is from Beijing to Lasha, Tibet. Along this highway, there is No. 110 national road.

- Transportation to Dongsheng is via Bianjia Road, intersecting Baofu Road intersecting No.109 National Road West
- Transportation to Boatou City is via Bianjia Road, intersecting Baofu road intersecting No.109 National Road West to Dongsheng city, intersecting Baodong Road North
- Transportation to Xuejiawan City is via Caoyang Road intersecting No. 109 National road East
- Transportation to Wuhai City is via Caoyang Road intersecting No. 109 National road West
- Transportation to Yulin City of shan'xi province is via Bianjia Road, intersecting Baofu Road South to Xinmiao town, intersecting XinA Road north-west, intersecting No.210 national road South.
- Transportation to Xiyingzhi Collection station is via Caoyang Road
- Transportaiton to Gongjiban Collection station is via Caoyang Road , intersecting Gongcao Road
- Transporation to Shashagetai Collection station is via Bianjia Road, intersecting Baofu Road intersecting, intersecting special road for coal to collection station

Geographical coordinate of Laiyegou Coal Mine
Eastern Longitude: 110° 27′ 55″ ---110° 31′ 25″
Northern Latitude: 39° 25′ 50″ ----39° 27′ 36″

. The location is central as it intersects with national highways making access to the mine central to regional areas through No. 210 National Highway. The distance from LaiYeGou to each location is as follows:
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

Current Conditions

The LaiYeGou coal mine is an underground operation with a capacity  of 800,000 metric tons per year. Since acquisition, we have made enhancements such as reconstruction of wider laneways for access to the mine and from mine to coal field, construction of 7 work stations and emergency exits, and improvements to the draught system.

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

Proven and probable Reserves

Occupying an area of 230 hectares at Dongsheng Coalfield near Dongsheng City, this underground coal mine has established proven and probable reserves of 26.09 million metric tons. The product mined is high quality, coal that has low sulphur, low phosphorus and low ash contents.  The estimate of proven and probable reserves was made by Inner Mongolia Coal Field Geology Bureau, an independent third party.

The coal produced meets the stringent environmental standards set by the Central government of China. The company’s environmentally friendly coal is ideal for general heating applications as well as for power generation, with a heat rating of up to 7,000 kcal.

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

Administrative Branch Office

Our administrative branch office for North American investor relations and U.S. regulatory reporting was located at 6130 Elton Ave., Las Vegas, Nevada 89107.  In May 2009, the Company terminated the three consultants in our Administrative Branch Office, hired new financial advisors, and closed its Administrative Branch Office.

We do not plan to lease additional administrative offices for at least the next 12 months.

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

	High	Low
2008
First Quarter	0.42	0.41
Second Quarter	1.02	1.01
Third Quarter	0.95	0.94
Fourth Quarter	0.42	0.42
2007
First Quarter
Second Quarter (From June 8)	$0.25	$0.25
Third Quarter	0.25	0.25
Fourth Quarter	6.00	0.25

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

Amendment or Discontinuance

The Board may amend or discontinue the 2008 Plan, provided that no amendment may, without an optionee’s consent, materially and adversely affect any rights under any option previously granted to the optionee under the 2008 Plan. Additionally, the approval of our shareholders is required for any amendment that would:
•	increase or decrease the number of common shares that may be issued under the 2008 Plan; or
•	materially modify the requirements as to eligibility for participation in the 2008 Plan.

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

	2008	% Sales	2007	% Sales
Sales	$19,884,097	100%	$20,282,068	100%
Cost of Sales	13,952,998	70%	12,945,308	64%
Gross Profit	$5,931,099	30%	$7,336,760	36%

Sales

Coal Group

Sales for Coal Group were $ 12,875,569 in 2008 compared to $14,625,889 in 2007. The $ 1,750,320 decrease was as a result of reduced capacity of railway transportation, decreased capacity of the LaiYeGou coal mine during expansion efforts and also because of the temporary shut down of operations for the purpose of complying with PRC government regulations to improve the air quality during the 2008 Summer Olympics. Coal Group also was affected by the economic downturn experienced this year.

Coal Group has completed its installation of the long wall mining equipment, but we expect to spend more time on the adjustment of the equipment. With regard to the transportation challenges, Coal Group has secured contracts with customers which are equipped to transport their orders directly from the LaiYeGou coal mine. In previous years, transportation of coal products by customers proved to be difficult as roads were being reconstructed and a limited number of transportation units were able to access the mine at a given time. With our improved access points and contracts with customers with their own sources of transportation, we expect our sales to increase in line with demand and the increases in the price of coal.

The government has taken steps to remedy transportation challenges by guaranteeing routes via train and truck; however, these systems have not yet been standardized to the point that such routes can deemed to be a reliable source of transport. Also, these routes are only available to coal production entities providing raw materials to public utility companies. Transportation assistance is expected to continue until the conditions of public routes are improved and new and more efficient routes are established.

A significant amount of revenues were generated from the coal mine. In addition, we met the demands of customers by supplementing coal mine production with outside purchases.

Coal Group does not typically sign contracts to fix its prices per ton. This allows Coal Group to sell its products at the going market rate which, to the best of management’s knowledge, will continue its upward trend in price. Locking in a fixed price does not allow Coal Group to capitalize on the increase in demand for its products.

Heat Power

Heat Power has two distinct operations: supplies steam heating directly to end users throughout the XueJiaWan district in Ordos City, Inner Mongolia: and it also supplies electricity to through Electric Power Group. Revenues generated by Heat Power were $ 7,008,528 in 2008 compared to $ 5,656,179 in 2007. The $ 1,352,349 increase was a result of the increase in the number of users as a result of the continued growth in the XueJiaWan area. It is expected that this area will expand further in the next few years. Although Heat Power experienced an increase in revenues during this period, the projected level of revenues based on number of users was not met. This was as a result of the temporary shut down of the thermoelectric plant during the third quarter for the 2008 Summer Olympics as instructed by the PRC government for the purpose of improving the air quality. Heat Power was instructed to temporarily shut down operations from June 9 until September 20. We do not expect to encounter further interruptions to our operations in the foreseeable future.

Revenues generated are a function of government regulation as the prices charged are approved by the government. The government reviews the pricing of heating from time to time as market conditions change. We purchase coal from suppliers to fuel our boilers at market prices.  Accordingly, we bear the risk that market prices for raw materials exceed the regulated prices paid by end users.  We receive governmental subsidies from time-to-time to offset this risk.

The following table describes the type of customer and identifies the units of measurement that are associated with the revenues that are reported by Heat Power.

Heating Revenue Per Unit

	Unit Price ($/sqm/mo.)		Area ('000sq. meter range)		Revenue ($)
User	2008	2007	2008	2007	2008	2007	Variance
Residential	0.43	0.26	1010/1440	743/1010	2,154,291	1,090,916	1,063,375
Commercial	0.62	0.47	240/350	167/240	860,842	429,756	431,086
Government	0.62	0.51	290/310	245/290	877,737	644,960	232,777

Total					3,892,870	2,165,632	1,727,238

* There were no revenues recorded in the third quarter related to Heat Revenue as a result of the temporary shut down of the thermoelectric plant during such period for the 2008 Summer Olympics.

The following table compares the quarterly revenue stream from the Electric Power Group and the units of measurement that are associated with the revenues for such periods.

Electricity Revenue Per Unit

			Units of Power supplied
	Unit Price ($/KW.h)		(1,000KW.h)		Electricity Revenue ($)*
Period	2008	2007	2008	2007	2008	2007	Variance
Q1	0.03	0.03	35,561	28,827	1,127,523	807,348	320,175
Q2	0.03	0.03	37,798	36,295	1,198,459	1,016,474	181,985
Q3	0.03	0.03	919	26,124	29,155	731,618	(702,463)
Q4	0.03	0.03	20,922	33,387	663,363	935,107	(271,744)

Total			95,200	124,633	3,018,500	3,490,547	(472,047)
* There are no revenues recorded in July and August 2008 as a result of the mandatory shut down as per the PRC government during the summer Olympics.

Cost of Sales

Details of the cost of goods sold for the years ended November 30, 2008 and 2007 are as follows:

	2008	2007
Salaries and wages	$599,882	$641,408
Operating supplies	472,990	333,044
Depreciation and amortization	2,069,366	1,654,431
Repairs	90,081	49,772
Coal and freight	9,583,012	9,892,246
Utilities	751,117	305,200
Other	386,550	69,207

Total	$13,952,998	$12,945,308

Salaries increased as a result of additional staff being employed during expansion efforts of the LaiYeGou coal mine. Our coal consumption decreased as a result of the temporary shut down of operations of Heat Power during the 2008 Olympics. The cost of freight decreased as a result. Our utility costs increased to higher levels as rates increased significantly during the fourth quarter. The cost of coal increases significantly as Coal Group increased purchases from external sources. Coal Group expended its exploration efforts in a nearby mine in Loasangou to test whether acquisition of this mine is commercially viable and a worthy investment. Exploration efforts were contracted to Coalfield Geological Bureau. Coal Group does not intend on pursuing further exploration efforts in Laosangou as result of findings.

Administrative and Selling Expenses

	2008	% Expenses	2007	% Expenses
Salaries and Wages	$502,795	19	$401,952	15
Postage and office supplies	517,000	19	556,330	21
Sales Tax	352,244	13	440,220	17
Professional and other fees	664,644	25	440,067	17
Depreciation	167,873	6	152,589	6
Travel	185,120	7	209,815	8
Repairs	153,273	6	100,205	4
Allowance for doubtful accounts	1,811	1	91,439	3
Other expenses	121,881	4	223,534	9
Total expenses	$2,666,641	100%	$2,616,151	100%

Salaries and Wages. Wages increased as a result of retaining additional staff at the thermoelectric plant and also as a result of increase in base salaries and bonuses. We believe that such increase is in line with market rates in comparable industries in the region.

Repairs. Minor repairs were made to mining equipment as part of overall yearly maintenance schedule.

Professional and other Fees. Professional fees were paid for a procedural audit by various professionals to assess the overall operations of the thermoelectric plant and heat transfer stations as a result of our request to increase usage fees. In order to increase usage fees, we must comply with such audit as part of our application process. Fees were also paid to environmental professionals who assisted in the implementation of environmental protection policies and procedures. Fees paid to environmental professionals are expected to be an ongoing expense. We also retained engineer professionals to evaluate the overall efficiencies of the LaiYeGou coal mine.

Non-Operating Income (2008-$ 319,925 vs. 2007-$ 62,704), Financing Expense (2008-$ 765,388  vs. 2007-$ 704,098)

Non-operating income increased as a result of interest earned on loans granted to suppliers and associated firms by promissory notes and deposits on secured agreements. financing expenses increased as a result of loans obtained from the Agriculture and Baotou Commercial Banks as mentioned above in “Sources of Capital”.

Government Subsidies (2008 - $ 3,042,579 vs. 2007 - $ 690,782)

Heat Power received government grants from the Zhunger Finance Department, Zhunger National Taxation Bureau for supplying heating to local residential units and for VAT exemptions for the period.

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

The Role of the National Department and Reform Commission (NDRC)

The NDRC, in its efforts to improve the efficiencies in the coal mining industry, is taking the approach of shutting down smaller mines or any mine which does not meet its specified basic production requirements. The LaiYeGou mine is considered one of the larger mines in the area; therefore, we believe it is not subject to such potential closure. Our production levels are determined by market demand.

Heating Pricing Regulated by Zhunger Pricing Bureau

The price charged to supply heating to XueJiaWan users is regulated and controlled by the Inner Mongolia Zhunger Pricing Bureau, a division of the Inner Mongolia government. The pricing structure is approximately as follows per square meter per month:

1. Residential: $ 0.43
2. Commerce: $ 0.62
3. Office: $ 0.62

These prices are effective 4th Quarter 2008 as stated on the Heating Price Standard issued by the XueJiaWan Town Zhunger County.

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

Current trends in the Industry

Given the increase in demand for coal production for electricity and heating production, the Central government is encouraging sectors to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country. A challenge in meeting this demand is transporting coal to certain customers, as transportation routes are currently inefficient or non existent. These routes are expected to be completed in the next 5 years. As a result, sales to these regions during this period may not be at levels we desire.

For Coal Group, methods of circumventing transportation challenges are to receive contracts granted by the government, because in such cases transportation would be guaranteed from LaiYeGou coal mine to the final destination. Where contracts are privately arranged, transportation is arranged through the hire of third party transporters by customers. In some instances, coal is purchased by third parties in close proximity to train stations where transportation to customer destinations is more efficiently arranged. However, transportation to destinations is limited to those for which routes are in place.

For Heat Power, transportation of coal to our facility is provided by Guanbanwusu.

Coal Group does not have competition in the usual sense of the term that most other businesses experience. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply, competition is not a concern in the operations of our business.

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

Liquidity and Capital Resources

Working Capital Needs:

As of November 30, 2008 we had a working capital deficit of $ 19,807,808.

We anticipate that cash flow from collection of accounts receivables, customer deposits and bank and shareholder loans will be sufficient to sustain our working capital needs. However we may require other sources of capital.

Sources of Capital:

Coal Group obtained loans from the Agricultural Bank of China amounting to $ 5,558,888 to assist in funding working capital needs. The terms and principal amount of the loans granted are as follows:

Due date	Interest rate	Principle
October 22, 2009	8.316%	$2,633,156
March 30, 2009	8.964%	1,462,866
April 23, 2009	8.964%	1,462,866
Total		$5,558,888

Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will continue to receive such loans. We may exhaust this source of funding at any time.

Plans for Expansion:

Coal Group

Coal Group has recently completed its expansion of the LaiYeGou Coal mine and has increased its capacity to 800,000 metric tons of per year.

Heat Power

The thermoelectric plant was put into operation September 2006. Heat Power is currently constructing additional boilers to supplement the thermoelectric plant operation.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Cash Flows

Operating Activities:

Our cash flows provided by operating activities were $4,403,400 for 2008 and $11,358,191 for 2007. The following summarizes the inflow and outflow of cash for these periods:

	2008	2007
Net income (loss)	3,959,003	2,924,134
Decrease (increase) in accounts receivable	588,491	(2,321,703)
Increase in other receivables	(3,111,908)	(918,107)
(Increase) decrease in advances to suppliers	(3,060,298)	1,204,211
(Increase) decrease in inventory	(348,021)	472,142
Increase in deferred income	3,199,059	2,172,892
Increase in accounts payable	942,610	2,421,996
(Decrease) increase in advances from customers	(229,577)	1,632,574
(Decrease) increase in accrual liabilities and other payables	(436,173)	1,484,760
Others	2,900,214	2,285,292
Net Cash Provided (Consumed) By
Operating Activities	$4,403,400	$11,358,191

Accounts receivable. The decrease in accounts receivable is mainly attributable to less credit sales recognized at the last day of 2008.  Sometimes customers of the Coal Group with long-term relationship with the Company receive the goods before making payment to us, thereby allowing the Company to accrue revenue from credit sales and increase accounts receivables to reflect the goods delivered.

Other receivables. The increase in other receivables is mainly attributable to subsidies due from local government for supplying heating to residential units by Heat Power.

Advances to suppliers. Advances increased as a result of advances made to suppliers of materials required for the Heat Power expansion. Prepayment is a common business practice in China as it allows for a set price and in some instances will grant us discounts.

Inventory. The majority of the inventory relates to Heat Power’s supply of coal for use in thermoelectric and heating operations as well as boiler fittings.

Deferred income. These amounts consist of Heat Power’s receipt of reimbursements from various real estate development companies for the costs of constructing pipelines to connect to rural areas being developed. The income will be recognized based on a 10 year straight line depreciation of equipment used in thermoelectric plant operations.

Accounts payable. The majority of accounts payable were for Heat Power’s purchase of raw materials for production and constructions, and for Coal Group’s purchase of coal from third party suppliers for trading. Accounts payable also includes fees payable to government related to mining. Upon the construction of pipeline by Heat Power, accounts payable raised in line.

Advances from customers. The majority of customer advances were received in connection with our coal trading operations. We did receive some advances from real estate developers and future Heat Power customers in connection with new developments and advances on a limited basis from some of our coal production customers.

Accrual liabilities and other payables. These amounts consist of accruals made for freight, repairs and maintenance of heating plants, labour union fees, social insurance, technical training for our employees and etc.

Investing Activities:

Our cash flows provided by investing activities were $107,638 in 2008 and cash flows consumed by investing activities were $14,381,307 in 2007. We procured various fixed assets necessary for the expansion of LaiYeGou coal mine and the conversion of Heat Power from an exclusive heat-supply operation to a thermoelectric plant. This had that led to increases in property, plant and equipment and construction in progress as compared to 2007 levels.

The Company had previously made investments in three other companies of which such investments were converted to promissory notes of which $4,334,717 were repaid.

The Company has a $ 255,776 investment in Litai Coking Co. Ltd. Litai Coking Co. Ltd. is a customer of Coal Group. This investment represents a 20% equity interest which has been accounted for by the equity method of accounting. Litai Coking Co. Ltd was not operating in 2008 and did not generate an income or loss.

Financing Activities:

Our net cash used in financing activities was $6,390,384 in 2008 and our net cash provided by financing activities in 2007 was $2,345,459.

All land in the China belongs to the PRC. To extract resources from land, Coal Group is required to obtain a mining right. The jurisdiction responsible for issuing such rights is the Provincial Bureau of National Land and Resource, a division of the PRC government. In December 2005, Coal Group’s mining right was assessed to be approximately $ 3.7 million. As of November 30, 2008, we have fulfilled our obligations under the mining right by the payment of our remaining balance thereon of $2,705,665.

Coal Group also obtained additional loans from the Agricultural Bank of China to fund working capital needs as mentioned above in “Sources of Capital”.

A substantial portion of the cost of construction of the thermoelectric plant has been provided by shareholder loans. The outstanding balances of these loans at November 30, 2008, were as follows:

Hangzhou Dayuan Group, Ltd.	5,101,839
Wenxiang Ding	2,071,366
Xinghe County Haifu Coal Transportation &Sales Co., Ltd.	1,760,278
Ordos City YiYuan Investment Co. Ltd.	1,535,992
Wenhua Ding	248,688
Total	10,718,163

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

Subsequent Event:

On November 30, 2004, the Company entered into a share exchange agreement (the “Exchange Agreement”) pursuant to which the shareholders of 100% of the equity interests in Coal Group and the shareholders of 49% of the equity interests in Heat Power (collectively, the “PRC Shareholders”) acquired shares of the Company’s common stock in consideration for their exchange (the “Share Exchange”) of 100% of their equity interests in Coal Group and Heat Power (each an “Operating Company” and collectively, the “Operating Companies”).  Due to certain changes in applicable PRC law, the Share Exchange, however, was not effected in such a way that would permit the share registration of the Operating Companies held by the PRC Shareholders to be perfected by the recordation with applicable Chinese regulatory authorities of the transfer of ownership of the Operating Companies to the name of China Energy Corporation.  In response to this change in law, the Company commenced a plan to convert the holding structure of the Operating Companies into Foreign Invested Enterprises (“FIEs”) under PRC law.  In connection with this plan, the PRC Shareholders and PPI, a subsidiary of the Company, entered into a Trust Agreement with the PRC Shareholders, whereby all the shareholders confirmed their obligation to hold their interests in Coal Group and Heat Power in trust for PPI.  Nevertheless, even though the Company and the PRC Shareholders entered into the Share Exchange and the Trust Agreement and the related plan to convert the Operating Companies into FIEs, the enforceability of the Company's claim to legal ownership of the Operating Companies may be subject to risk under applicable PRC law.  Specifically, since the Operating Companies and the PRC Shareholders are located in the PRC, any action to enforce or challenge the terms of the Exchange Agreement and the Trust Agreement would ultimately have to be heard in the PRC to realistically be effective. Accordingly, given the issue as to perfection, we cannot predict to what extent a PRC administrative or court authority would determine that the Exchange Agreement or the Trust Agreement or the intent of the parties as memorialized therein created a legal right or claim to ownership of the Operating Companies that would be enforceable under PRC law.  In addition, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection that we would enjoy in the PRC as compared with more developed legal systems.  It is also unclear as to the level of comity that a PRC court would extend to a contract governed by non-PRC law, or any final judicial determination as to the enforceability of contract made by a non-PRC court. Regardless, we believe that our ownership of the Operating Companies is appropriate because of the continued memorialization of the intent of the original shareholders of the Operating Companies to transfer the business of the Operating Companies to the Company, the actions of the original shareholders consistent with this view, and the validity and enforceability of the framework agreement under PRC law.

Upon subsequent review of the FIE business license plan contemplated by the Trust Agreement and the Share Trust Agreements, the Company determined that it could instead adequately reduce any PRC regulatory risk by using an alternative structure involving the use of “variable interest entities” or VIEs.   Pursuant to this approach, the Company would forgo any right to registered ownership of the Operating Companies contemplated by the Share Exchange, and would instead permit registered ownership of the Operating Companies to continue to be held by all or certain of the PRC Shareholders (the “VIE Shareholders”).   The plan requires the Company  to establish a new indirect subsidiary of the Company incorporated in the PRC (“CEC China”) which would  enter into a series of contractual arrangements with the VIE Shareholders so that the control and the economic benefits and costs of ownership of the Operating Companies would flow directly to CEC China through a series of management and business cooperation agreements.  CEC China would also have the option to purchase the equity interests in the Operating Companies held by the VIE Shareholders.  The VIE Shareholders would pledge their equity interests in the Operating Companies as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in the Operating Company.  The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the FIE plan initially proposed by the Company.  In connection with the  planned VIE restructuring, the Company and the PRC Shareholders have entered into a Framework Contract in July 2009 pursuant to which the Company has agreed to form CEC China within three months of the execution of the Framework Contract, and the Company and the PRC Shareholders have agreed to enter into the aforementioned agreements.

Pending the consummation of the VIE restructuring, the Company still continues to control the Operating Companies. The evidence of the Company’s ownership of the Operating Companies is reflected by the continued memorialization of the intent of the original shareholders of the Operating Companies to transfer the business of the Operating Companies to the Company, the actions of the original shareholders consistent with this view, and the validity and enforceability of the framework agreement under PRC law.

Notwithstanding the foregoing, prior to the consummation of the VIE restructuring, the enforceability of the Company’s legal ownership under PRC law could be subject to risk or challenge.  We believe that the likelihood of the Company’s claim to legal ownership being at risk or challenged is low.  In our view, there is a hypothetical risk that a challenge could arise from an action initiated by either one or more of the original shareholders of the Operating Companies, or by a third-party claiming that it received shares of the Operating Companies from one or more of the original shareholders following the date of the Share Exchange, in each case in violation of the intent of the  Exchange Agreement.   Given the contractual agreements and representations of the original shareholders under the Exchange Agreement, the PPI Trust Agreement and the Framework Contract, we do not believe this to be a material risk.  Furthermore, to the best of our knowledge, the actions of the original shareholders of the Operating Companies have been consistent with this view. Given the foregoing, we plan and expect to maintain control over the Operating Companies pending the VIE restructuring.  We do not believe that there is any reasonably possible liability associated with past operations that would arise as a result of our current ownership status over our Operating Companies.  We do not believe that our current ownership over our Operating Companies materially adversely affects our Operating Companies’ ability to obtain licenses, permits, or other authorizations that are necessary to conduct business operations and commerce.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA [to come after audit]

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

ITEM 9A(T).  CONTROLS AND PROCEDURES
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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of  November 30, 2008.  In the course of this evaluation, the Company determined that it had misstated, misclassified, or applied inappropriate accounting principles to certain financial statement balances and/or transactions.  Management concluded and recommended and our audit committee approved the restatements of financial statements for prior fiscal years and periods. Based upon the evaluation which necessitated the restatements, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of November 30, 2008,  to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)−15(f) or Rule15d−15(f) under the Exchange Act.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of our management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2008, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon such assessment, our management concluded that our internal control over financial reporting was not effective as of November 30, 2008 because of material weaknesses identified and described below:

1.	We did not maintain effective controls to ensure the proper recording of deferred income and statutory reserves.

2.
We did not maintain effective controls to ensure the proper classification of construction in progress, accounts receivable, other receivable and advances to suppliers, accounts payable, other payables, advances and loans.

3.	We did not maintain effective controls to ensure the proper accounting of mining right amortization.

4.	We did not maintain effective controls over the period-end and year-end closing process to ensure the accurate processing our accounts so as to enable us to report our results on a timely basis.

We are in the process of developing a comprehensive remediation plan to address our deficiencies.  The following list describes remedial actions that we have implemented or will be implementing:

1.	We hired a new Chief Financial Officer on December 14, 2009 who is familiar with U.S. GAAP reporting requirements.

2.	Our Chief Financial Officer will work more closely with accounting personnel to ensure accurate and timely period-end and year-end financial reporting.

3.	Additional training in U.S. GAAP will be provided to accounting personnel.

4.	As necessary, we will engage independent outside accounting consultants to augment our accounting department.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Annual Report.

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

Name	Position	Period Serving	Term(1)
WenXiang Ding	CEO, President, Director, Secretary, Treasurer	December 1, 2008 – November 30, 2009	1 year
YanHua Li	Director	December 1, 2008 – November 30, 2009	1 year
Fu Xu	CFO	December 1, 2008 – November 30, 2009	1 year
Locksley Samuels	Director	December 1, 2008 – November 30, 2009	1 year

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed

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

Mr. Xu does not have family relationships with any other director or executive officer of the Company, and has not been a party to any transaction with the Company during the past fiscal year ended November 30, 2008. The Company currently does not have an employment agreement with Mr. Xu.

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

Mr. Samuels obtained his Bachelors of Applied Sciences degree in Chemical Engineering from the University of Waterloo in Ontario, Canada in 1975.

Subsequent Events:

Effective January 15, 2009, Locksley Samuels resigned as director of the registrant. Mr. Samuels resigned as a result of personal reasons.  Mr. Fu Xu, the Chief Financial Officer of the Company, submitted his resignation effective as of December 14, 2009.  There were no disagreements between Mr. Xu and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation. On December 14, 2009, the Board of Directors of the Company appointed Alex (Yuan) Gong as the Chief Financial Officer of the Company.

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

•	An understanding of generally accepted accounting principles and financial statements;

•	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•
Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•	An understanding of internal controls and procedures for financial reporting; and

•	An understanding of audit committee functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2008, not all of our officers and directors and persons who own more than 10% of our common stock timely filed their Form 4 statements.

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

		LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCK/ PAYOUTS AWARDED (1)	SARS $	LTIP COMPENSATION	ALL OTHER COMPENSATION
WenXiang Ding	President, CEO, Secretary and Director	2008	$6,800	-0-	-0-	70,000	-0-	-0-	-0-
		2007	$6,800	-0-	-0-	-0-	-0-	-0-	-0-
YanHua Li	Director	2008	$5,100	-0-	-0-	-0-	-0-	-0-	-0-
		2007	$5,100	-0-	-0-	-0-	-0-	-0-	-0-
Fu Xu	CFO	2008	$9,000	-0-	-0-	-0-	-0-	-0-	-0-
		2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Locksley Samuels	Director	2008	-0-	-0-	-0-	21,000	-0-	-0-	-0-
		2007	N/A	N/A	N/A	-0-	N/A	N/A	N/A

(1)	Represents expense recognized in accordance with SFAS 123(R) as described in Note 14 of the audited financial statements included in Item 8.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		% Class (1)
Officers and Directors:
None	-	-		-

Officers and Directors as a Group		-		-

5% Shareholders:

Common Stock	Georgia Pacific Investments Inc. No. 5 New Road, Belize City, Belize	20,589,107	(2)	46%

Common Stock	Axim Holdings Inc. No. 5 New Road, Belize City, Belize	10,000,000	(2)	22%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% Class (1)

Common Stock	YuhHsin Liu Room 1308, Wan De Mansion, No.1019 Shen Nan Zhong Lu, Shenzhen 518046, China	2,700,000	6%

Officers, Directors and 5%		33,289,407	74%

Shareholders as a Group

(1)	Based on 45,000,000 shares outstanding as of March 16, 2009.
(2)	Shares are held pursuant to the Share Trust Agreement and Trust Agreement. Please refer to Exhibit 10.2 and 10.3.

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

Coal Group and Heat Power thus became our controlled subsidiaries. The shareholders of both companies unanimously agreed to enter into the Agreement for the purposes of restructuring in anticipation of becoming listed on the OTC Bulletin Board. We were formed by the shareholders of Coal Group and Heat Power for this purpose and prior to entering into the Agreement; we had no assets, liabilities or equity and had not issued any of our shares. As a result of entering into the Agreement; the shareholders of Coal Group and Heat Power became our shareholders. The 45,000,000 shares were allocated based on the capital contributions or ownership of Coal Group and Heat Power. The Agreement therefore was a non-arms length transaction.

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

Shareholder Loans

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs as of November 30, 2008:

Ordos City YiYuan Investment Co. Ltd.	$1,535,992
Hangzhou Dayovan Group, Ltd.	5,101,839
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,760,278
WenXiang Ding	2,071,366
Wenhua Ding	248,688
Total	$10,718,163

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:]
	2007	2008
Audit fees	$50,000	$50,000
Audit-related fees
Tax fees
All other fees
Total	$50,000	$50,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation, dated October 14, 2002-Omega Project Consultations Inc. [1]
3.2	Certificate of Incorporation, dated November 3, 2004- China Energy Corporation [1]
3.3	Articles of Incorporation, dated October 11, 2002- Omega Project Consultations Inc. [1]
3.4	Certificate Amending Articles of Incorporation dated November 3, 2004 changing our name to “China
Energy Corporation” and increase our authorized capital to 200,000,000 from 75,000,000. [1]
3.5	Bylaws, effective October 12, 2002 [1]
10.1	Share Exchange Agreement between China Energy Corporation and Inner Mongolia Tehong Coal Group
Co., Ltd and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2004. [1]
10.2	Trust Agreement between PPI and Coal Group and Heat Power dated December 31, 2007 [2]
10.3	Share Trust Agreement between PPI, Axim and GPI dated January 3, 2008 [2]
10.4	2008 Stock Option Plan [3]
10.5	LaiYeGou Coal Mine Permit
23.1	Auditor Consent Letter dated March __, 2010
31.1	Rule 13A-14(A) Certification Of The Chief Executive Officer
31.2	Rule 13A-14(A) Certification Of The Chief Financial Officer
32.1	Section 1350 Certification Of The Chief Executive Officer
32.2	Section 1350 Certification Of The Chief Financial Officer

[1]	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on September 27, 2005.
[2]	Incorporated by reference from Form 8K filed with the SEC on January 14, 2008.
[3]	Incorporated by reference from Form 8K filed with the SEC on February 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of May 2010.

CHINA ENERGY CORPORATION

By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ WenXiang Ding	President, Chief Executive Officer and Director	May 5, 2010
WenXiang Ding

/s/ Yanhua Li
Yanhua Li	Director	May 5, 2010

/s/ Alex Gong
Alex Gong	Chief Financial Officer	May 5, 2010

CHINA ENERGY CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007
AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of China Energy Corporation

We have audited the accompanying consolidated balance sheets of China Energy Corporation and subsidiaries (the “Company”) as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the China Energy Corporation and subsidiaries at November 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended November 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the accompanying 2008 and 2007 consolidated financial statements have been restated.

/s/ Wei, Wei & Co., LLP

New York, New York
May 5, 2010

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2008 AND 2007

	2008	2007
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$456,802	$1,489,762
Certificate of deposit	-	94,698
Accounts receivable, net of allowance for doubtful accounts of $102,401 and $94,698, respectively	3,006,456	3,602,649
Other receivables	4,333,548	1,221,640
Advances to suppliers	2,750,536	1,180,386
Inventories	500,154	152,133
Total current assets	11,047,496	7,741,268

Fixed assets:
Property, plant and equipment	38,566,119	29,027,912
Construction in progress	9,809,230	7,626,025
	48,375,349	36,653,937
Less: accumulated depreciation and amortization	(4,778,216)	(2,934,087)
Net fixed assets	43,597,133	33,719,850

Other assets:
Investment property, net of accumulated depreciation of $120,686 and $69,755, respectively	1,978,873	1,871,881
Mining right, net of amortization of $492,575 and $400,303, respectively	3,916,413	3,532,407
Long term investments	255,776	3,889,184
Restricted cash	148,668	136,453
Notes receivable	2,802,850	5,011,133
Total other assets	9,102,580	14,441,058

TOTAL ASSETS	$63,747,209	$55,902,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$5,558,888	$9,469,825
Accounts payable	9,389,617	6,745,522
Advance from customers	3,350,659	2,426,135
Accrued liabilities	326,611	413,374
Other payables	929,463	1,147,215
Shareholder loans	10,718,163	8,877,015
Current portion of long term obligation	-	1,082,266
Current portion of deferred income	581,903	188,505
Total current liabilities	30,855,304	30,349,857

Non-current liabilities
Long term obligation	-	1,623,399
Deferred income	4,790,048	1,984,387
Total non-current liabilities	4,790,048	3,607,786

Total liabilities	35,645,352	33,957,643

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	-
Retained earnings	8,545,786	5,706,522
Statutory reserves	6,968,841	5,849,102
Accumulated other comprehensive income	3,571,425	1,688,104
Total stockholders’ equity	28,101,857	21,944,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,747,209	$55,902,176

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	2008	2007
	(as restated)	(as restated)

Revenues	$19,884,097	$20,282,068
Cost of revenues	(13,952,998)	(12,945,308)
Gross profit	5,931,099	7,336,760

Operating expenses:
Selling and marketing	(394,298)	(493,775)
General and administrative	(2,272,343)	(2,122,376)
Total operating expenses	(2,666,641)	(2,616,151)

Income from operations	3,264,458	4,720,609

Other income and expenses:
Financing expenses, net	(765,388)	(704,098)
Government subsidies	3,042,579	690,782
Non-operating income	319,925	62,740
Non-operating expenses	(399,093)	(121,670)

Income before income taxes	5,462,481	4,648,363

Provision for income taxes	(1,503,478)	(1,724,229)

Net income	3,959,003	2,924,134

Other comprehensive income:
Foreign currency translation adjustment	1,883,321	812,167
Total comprehensive income	$5,842,324	$3,736,301

Net income per common share basic and diluted	$0.09	$0.07

Weighted average common shares outstanding basic and diluted	45,000,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Common Stock			Paid-in			Accumulated
	Shares	Amount	Additional Paid-in Capital	Capital Stock Options	Retained Earnings	Statutory Reserves	Other Comprehensive Income	Total Stockholders’ Equity
					(as restated)	(as restated)	(as restated)	(as restated)

Balance as of November 30, 2006	45,000,000	$45,000	$8,655,805	$-	$4,164,902	$4,466,588	$875,937	$18,208,232

Net income	-	-	-	-	2,924,134	-	-	2,924,134
Foreign currency translation adjustment	-	-	-	-	-	-	812,167	812,167
Appropriation of statutory reserves	-	-	-	-	(1,382,514)	1,382,514	-	-
Balance as of November 30, 2007	45,000,000	$45,000	$8,655,805	-	5,706,522	5,849,102	1,688,104	21,944,533

Value of stock options granted	-	-	-	315,000	-	-	-	315,000
Net income	-	-	-	-	3,959,003	-	-	3,959,003
Foreign currency translation adjustment	-	-	-	-	-	-	1,883,321	1,883,321
Appropriation of statutory reserves	-	-	-	-	(1,119,739)	1,119,739	-	-
Balance as of November 30, 2008	45,000,000	$45,000	$$8,655,805	$315,000	$8,545,786	$6,968,841	$3,571,425	$28,101,857

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	2008	2007
	(as restated)	(as restated)

Cash flows from operating activities:
Net income	$3,959,003	$2,924,134
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	-	93,698
Depreciation and amortization	2,281,398	1,883,148
Options issued for services	315,000	-
Interest accrued on shareholder loans	209,118	393,186
Loss on disposal of property, plant and equipment	-	444
Loss from long term investments	-	19,182
Gain from short term investments	-	(9,668)
Changes in operating assets and liabilities:
Decrease (increase) in certificate of deposit	94,698	(94,698)
Decrease (increase) in accounts receivable	588,491	(2,321,703)
(Increase) in other receivables	(3,111,908)	(918,107)
(Increase) decrease in advances to suppliers	(3,060,298)	1,204,211
(Increase) decrease in inventories	(348,021)	472,142
Increase in deferred income	3,199,059	2,172,892
Increase in accounts payable	942,610	2,421,996
(Decrease) increase in advance from customers	(229,577)	1,632,574
(Decrease) increase in accrued liabilities and other payables	(436,173)	1,484,760
Net cash provided by operating activities	4,403,400	11,358,191

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,552,335)	(4,269,620)
Increase in construction in progress	(1,029,104)	(6,108,776)
Payments made on mining right obligation	(152,614)	-
Proceeds from disposal of short term investments	-	61,919
Increase in long term investments	-	(3,732,553)
Proceeds from disposal of long term investments	3,633,408	-
Increase in notes receivable	(2,126,434)	(332,277)
Payments received on notes receivable	4,334,717	-
Net cash provided by (used in) investing activities	107,638	(14,381,307)

Cash flows from financing activities:
Proceeds from short term bank loans	5,424,000	9,143,872
Principal payments made on short term bank loans	(9,991,578)	(6,531,337)
Advance from shareholders	2,024,754	157,461
Repayment of shareholder loans	(1,141,895)	(424,537)
Repayment of long term obligation	(2,705,665)	-
Net cash (used in) provided by financing activities	(6,390,384)	2,345,459

Effect of exchange rate changes on cash	846,386	1,404,183
Net change in cash and cash equivalents	(1,032,960)	726,526

Cash and cash equivalents, beginning of year	1,489,762	763,236

Cash and cash equivalents, end of year	$456,802	$1,489,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$755,959	$612,356
Cash paid for income taxes	$2,373,379	$751,865

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment disposed and exchanged for reduction in payables	$-	$23,970
Property, plant and equipment purchased with financing	$1,701,485	$1,086,083

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Organization and Business

Organization of the Company

China Energy Corporation (the “Company”) is a Nevada corporation, formed on October 11, 2002 under the name Omega Project Consultations, Inc.  The name was changed to China Energy Corporation on November 3, 2004.  On November 30, 2004, the Company entered into a share exchange agreement with Inner Mongolia Tehong Coal Group Co., Ltd. (Coal Group), and Inner Mongolia Zhunger Heat Power Co. Ltd. (“Heat Power”) and their respective shareholders. The transaction was accounted for as a reverse merger, a procedure that treats the transaction as though Coal Group had acquired the Company.  Under the accounting for a reverse merger, the assets and liabilities of the Company, which were nil at the time, were recorded on the books of Coal Group, the continuing company, and the stockholders’ equity accounts of Coal Group were reorganized to reflect the shares issued in this transaction.

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

The Company is in the process of taking the necessary actions to meet the current PRC legal requirements related to the acquisition of Coal Group and Heat Power. (See Note 21)

Business

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
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”). It also obtains its supply through various other coal mines in the area.

2.	Summary of Significant Accounting Policies

The consolidated financial statements of the Company as of November 30, 2008 and 2007 and for the years ended November 30, 2008 and 2007, have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the accounts of China Energy Corporation and its wholly owned subsidiaries.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning December 1, 2007 on a prospective basis with respect to fair value measurements of all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to items such as long-lived asset groups measured at fair value for an impairment assessment. The effects of the remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning December 1, 2008. The Company does not expect them to have a material impact on its consolidated results of operations or financial condition.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159, and, therefore, the adoption of SFAS 159 did not impact the Company’s consolidated results of operations or financial condition.

December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”).  The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish this, SFAS 141R establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  As the provisions of SFAS 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company’s adoption of SFAS 160 did not to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

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

Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of operations amounts have been translated using the average exchange rate for the year.   Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2008	November 30, 2007
Balance sheet items, except for the registered and paid-up capital, additional paid-in capital, statutory reserve and retained earnings, as of year end	US$1=RMB 6.8359	US$1=RMB 7.3919

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB 7.0059	US$1=RMB 7.6554

For the years ended November 30, 2008 and 2007, foreign currency translation adjustment of approximately $1,883,321 and $812,167, respectively, have been reported as accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity and comprehensive income.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of November 30, 2008 and 2007, the balances of allowance for doubtful accounts were $102,401 and $94,698, respectively.  For the years presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, with cost being determined on the first in first out basis.  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not record any provisions for inventory valuation allowance for the years ended November 30, 2008 and 2007.

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
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

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

Mining Right

All land in China belongs to the government.  To extract resources from land, the Company is required to obtain a mining right.  The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005.  The price of the mining right, which represents the acquisition cost of the mine, was assessed by the Bureau to be $3,656,731.  The mine acquisition cost is payable in installments over a six year period from the date the mining right was granted.  The mine acquisition cost is amortized using the UOP method over the productive life of the mine based on the recoverable reserves.

Long Term Investments

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
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Deferred Income

Deferred income represents reimbursements received by Heat Power from various real estate development companies for the cost of constructing pipelines to connect to rural areas being developed.  The income is recognized on a straight line basis over the estimated useful life of the pipelines of ten years.

Impairment of Long-lived Assets

The Group applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2008 and 2007.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $132,730 and $18,853 for the years ended November 30, 2008 and 2007, respectively.  Coal Group expenses such costs when incurred.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advances to suppliers and other current assets, short term bank loans, accounts payable, advance from customers, other current liabilities and shareholders’ loan. As of November 30, 2007 and 2008, the carrying values of these financial instruments approximated their fair values.

Income Taxes

Coal Group and Heat Power generate their income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. The Company, Coal Group, and Heat Power do not conduct any operations in the U.S.; therefore, are not subject to U.S. taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Net Income Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS 128 and SAB 98, basic and diluted net income per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund RMB 10 per ton of raw coal mined and RMB 10.5 per ton for a maintenance fund.  As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	November 30, 2008	November 30, 2007
	(as restated)	(as restated)

Statutory surplus reserve and welfare fund	$1,932,528	$1,311,054
Safety and maintenance reserve	5,036,313	4,538,048
Total statutory reserves	$6,968,841	$5,849,102

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Asset Retirement Cost and Obligation

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” (“SFAS 143”). SFAS 143 generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset.  The related asset is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.  The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

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
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

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

Except for the loans made to Heat Power by Coal Group in the principal amounts of RMB 93 million and RMB 80 million  (equivalent to $14 million and $11 million) as of November 30, 2008 and 2007, respectively, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	For the Years Ended November 30,
	2008			2007
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)

Sales to external customers	$7,008,528	$12,875,569	$19,884,097	$5,656,179	$14,625,889	$20,282,068
Interest expenses, net	208,283	557,105	765,388	398,802	305,296	704,098
Depreciation and amortization	2,037,973	243,425	2,281,398	1,579,638	303,510	1,883,148
Segment profit (loss)	(1,701,522)	4,965,980	3,264,458	(851,488)	5,572,097	4,720,609

	November 30, 2008			November 30, 2007
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)

Segment assets	$43,592,370	$20,154,839	$63,747,209	$31,609,658	$24,292,518	$55,902,176
Construction in progress	2,107,353	7,701,877	9,809,230	3,049,679	4,576,346	7,626,025
Investment property, net	-	1,978,873	1,978,873	-	1,871,880	1,871,880

4.     Shareholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. Balances are detailed below:

	November 30, 2008	November 30, 2007
	(as restated)	(as restated)

Ordos City YiYuan Investment Co., Ltd.	$1,535,992	$988,422
Hangzhou Dayuan Group, Ltd.	5,101,839	4,993,475
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,760,278	1,586,331
Wenxiang Ding	2,071,366	902,937
Wenhua Ding	248,688	405,850
Total	$10,718,163	$8,877,015

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

The shareholder loans are due on demand and, through November 30, 2007, part of shareholder loans bore interest at 6.31%; the rate was reduced during 2008 to 3.155%.

	November 30, 2008		November 30, 2007
	Balance (as restated)	Interest rate	Balance (as restated)	Interest rate
Shareholder loans – interest free	$2,320,055	0%	$1,308,787	0%
Shareholder loans – interest bearing	6,699,921	3.16%	6,195,972	6.31%
Interest payable	1,698,187		1,372,256
Total	$10,718,163		$8,877,015

5. Lease Obligation

The Company leases an office under an operating leases expiring in 2012. The minimum future annual rent payments under the lease as of November 30, 2008 are approximated as follows:

Year Ending	Annual
November 30,	Amount

2009	$87,772
2010	87,772
2011	87,772
2012	7,314
Total	$270,630

Rent expenses charged to operations for the years ended November 30, 2008 and 2007 were $78,505 and Nil, respectively.

6. Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers.  At November 30, 2008 and 2007, advances amounted to $2,750,536 and $1,180,386, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

7. Other Receivables

Other receivables consist of the following:
	November 30, 2008	November 30, 2007
	(as restated)	(as restated)

Loans to suppliers and other associated firms	$1,133,515	$794,445
Deposit funds to secure agreements	140,418	-
Employee expense advances	104,223	73,074
Government subsidies receivable	1,828,581	270,566
Heat network access fee receivable	1,126,811	83,555
Total	$4,333,548	$1,221,640

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances.  In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.   The Company considers all other receivables at November 30, 2008 and 2007 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

8. Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:

	November 30, 2008	November 30, 2007
	(as restated)	(as restated)

Buildings	$10,049,203	$7,830,109
Machinery & equipment	26,452,156	20,312,757
Automotive equipment	684,546	535,304
Office Equipment	649,137	349,742
Construction in progress	9,809,230	7,626,025
Fixed assets to be disposed	731,077	-
	48,375,349	36,653,937
Accumulated depreciation	(4,778,216)	(2,934,087)
Fixed assets, net	$43,597,133	$33,719,850

Depreciation expenses charged to operations for the years ended November 30, 2008 and 2007 were $2,223,135 and $1,754,750, respectively.

9. Long Term Investments/Notes Receivable

Certain investments and loans were made for strategic purposes.

Long term investments consist of the following:

	November 30, 2008	November 30, 2007
	(as restated)	(as restated)

LiTai Coking Co.,Ltd	$255,776	$236,537
Guanbanwusu	-	1,758,682
Inner Mongolia Tehong Biology Co. Ltd.	-	1,893,965
Total long term investments	$255,776	$3,889,184

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Investments in LiTai Coking Co., Ltd (“Litai”), Guanbanwusu and Inner Mongolia Tehong Biology Co., Ltd. (“Tehong Biology”) represent 20%, 30%, and approximately 50% equity interests, respectively, which have been accounted for by the equity method of accounting.
Tehong Biology is a developmental stage company with no operations.  Included in notes receivable at November 30, 2007 was $1,163,436 loaned to Tehong Biology.  During the second quarter of 2008, the investment was exchanged for a promissory note, at net book value, which was repaid before November 30, 2008.  Guanbanwusu was similarly exchanged for a promissory note, at net book value, during the second quarter of 2008, which was repaid before November 30, 2008.  Litai is a customer of the Company’s Coal Group.  Litai incurred an operating loss of $17,670, included in non-operating expense in the accompanying consolidated statements of operations, for the year ended November 30, 2007 and discontinued operations in 2008 due to its inability to meet government mandated environmental standards.

Notes receivable, which are non-interest bearing and payable on demand, consist of the following:

	November 30, 2008	November 30, 2007
	(as restated)	(as restated)

Inner Mongolia XiangRong Investment Management Co., Ltd.	$-	$484,226
Inner Mongolia Tehong Glass Co.,Ltd.	-	2,687,055
Tehong Biology	-	1,163,436
Inner Mongolia Tehong Coal Chemical Co.,Ltd	760,690	-
QuanYing Coal Mine	301,350	-
Inner Mongolia XinKe Kaolin Fabrication Plant	1,740,810	676,416
Total notes receivable	$2,802,850	$5,011,133

10. Short Term Bank Loans

The Company has bank loans collateralized by the mining rights.  Relevant terms of these bank loans are as follows:

	November 30, 2008	November 30, 2007

Bank loan due 7/7/08, with interest at 9.854%	$-	$2,705,664
Bank loan due 9/28/08, with interest at 9.854%	-	2,435,098
Bank loan due 10/24/09, with interest at 9.854%	-	1,623,399
Bank loan due 3/26/08, with interest at 9.854%	-	1,352,832
Bank loan due 4/23/08, with interest at 9.854%	-	1,352,832
Bank loan due 10/22/09, with interest at 8.316%	2,633,156	-
Bank loan due 3/30/09, with interest at 8.964%	1,462,866	-
Bank loan due 4/23/09, with interest at 8.964%	1,462,866	-
Total	$5,558,888	$9,469,825

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

The Company had no unutilized bank credit facility as of November 30, 2008 and 2007.

11. Long Term Obligation

The long term obligation is for the acquisition of coal mining rights during 2006 for a total price of $3,656,731. In accordance with the agreement, the mine acquisition cost is payable in installments over a six year period from the date the mining right was granted. The unpaid balance at November 30, 2007 was $2,705,665 with the portion due within the next twelve months of $1,082,266 presented as current portion of long term obligation in the current liabilities section of the accompanying consolidated balance sheets. The Company fully repaid the obligation during 2008.

12. Fair Value Measurement

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at November 30, 2008.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Long term investments:  The valuation methodologies consist of internal analysis, review of financial statements from the investee companies, etc.  The transaction price, excluding transaction costs, is the Company’s best estimate of fair value at inception.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  Ongoing reviews by the Company are based on an assessment of each underlying investment, incorporating valuation that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information.

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

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2008:

	Level 1	Level 2	Level 3	Total
Long term investments	$-	$-	$255,776	$255,776
Notes receivable	-	-	2,802,850	2,802,850
Total	$-	$-	$3,058,626	$3,058,626

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

	Long Term Investments	Notes Receivable	Total

Balance, December 1, 2007	$3,889,184	$5,011,133	$8,900,317
Purchases, sales, issuance and settlements (net)	(3,633,408)	(2,208,283)	(5,841,691)
Balance, November 30, 2008	$255,776	$2,802,850	$3,058,626

13. Cost of Revenue and Expenses

Details of the cost of goods sold for the years ended November 30, 2008 and 2007 are as follows:

	2008	2007
	(as restated)	(as restated)

Salaries and wages	$599,882	$641,408
Operating supplies	472,990	333,044
Depreciation and amortization	2,069,366	1,654,431
Repairs	90,081	49,772
Coal and freight	9,583,012	9,892,246
Utilities	751,117	305,200
Other	386,550	69,207
Total	$13,952,998	$12,945,308

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Major items included in operating expenses reported in the accompanying consolidated statements of operations for the years ended November 30, 2008 and 2007 are as follows:

	2008	2007
	(as restated)	(as restated)

Salaries and wages	$502,795	$401,952
Postage and office supplies	517,000	556,330
Sales tax	352,244	440,220
Professional and other fees	664,644	440,067
Depreciation	167,873	152,589
Travel	185,120	209,815
Repairs	153,273	100,205
Allowance for doubtful accounts	1,811	91,439
Other expenses	121,881	223,534
Total	$2,666, 641	$2,616,151

14. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  Government subsidies amounted to $3,042,579 and $690,782 for the years ended November 30, 2008 and 2007, respectively, and are included in government subsidies in the accompanying consolidated statements of operations.

15. Income Taxes

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued.  In China, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of China permit the carryforward of net operating losses for a period of five years.  At November 30, 2008, the Chinese entities had net operating losses of $1,141,710 available for future use. If not used, these carryforwards will expire as follows:

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Year	Amount
2009	$-
2010	221,534
2011	-
2012	-
2013	920,176

Under SFAS 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

	November 30, 2008	November 30, 2007
	(as restated)	(as restated)

Deferred tax assets	$285,428	$67,607
Valuation allowance	(285,428)	(67,607)
Balance recognized	$-	$-

Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power.  A full valuation allowance has been established for the years ended November 30, 2008 and 2007 since the Company is unable to determine if and when those benefits will be realized.

The following tables reconcile the effective income tax rate with the statutory rate for the years ended November 30, 2008 and 2007:

2008	Income Before Income Taxes	Tax Provision	Rate of Tax
	(as restated)	(as restated)
As reported on the Consolidated statements of operations	$5,462,481	$1,503,478	27.5%
Losses not used in calculation of taxable income on the tax returns	551,431	-	(2.5)%
As calculated with statutory rate	$6,013,912	$1,503,478	25%

2007	Income Before Income Taxes	Tax Provision	Rate of Tax
	(as restated)	(as restated)
As reported on the consolidated statements of operations	$4,648,363	$1,724,229	37.1%
Losses not used in calculation taxable income on the tax returns	576,573	-	(4.1)%
As calculated with statutory rate	$5,224,936	$1,724,229	33%

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” (“FIN 48”).  The FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company does not have any accruals for uncertain tax positions as of November 30, 2008.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

16. Stock Options

On February 11, 2008 the Board of Directors approved the adoption of a stock option plan (“the 2008 Plan”) under which a total of 4,500,000 options to purchase Company common stock may be granted to officers, employees, and consultants of the Company.  The full number of authorized options was granted in February 2008.  These options are fully vested and may be exercised at anytime before December 31, 2010 at an exercise price of $1 per share.  The value of the options was determined to be $315,000 using a Black Sholes valuation model.  This value was charged to expense during 2008. There were no options exercised or cancelled as of November 30, 2008.

The outstanding options have not been included in the calculation of the weighted number of shares outstanding which is used to calculate earnings per share because the exercise price of the options is higher than the market price of the stock.

The following table summarizes the assumptions used in the Black Sholes calculation:

Dividend yield	0.0%
Expected volatility	196.73%
Risk free interest rate	2.13%
Expected term (in years)	2.38
Weighted average value of stock options granted	$0.07

17. Contingencies

As is customary in China, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance.  As a result the Company is effectively self-insuring risk of potential accidents that may occur in the workplace.  Given the nature of the industry, the Company may be exposed to risk that could have a material adverse impact on its consolidated financial statements.

China has enacted legislation which appears to restrict the ability of entities considered foreign to China to have ownership interest in operating companies located in China.  The Company is one such foreign owner of Chinese operating companies.  The Company has taken steps to avoid any potential adverse impact of this legislation.  (See Note 21)

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

18. Condensed Financial Information of Registrant

The following condensed financial information of registrant includes the US parent company only balance sheets as at November 30, 2008 and 2007, and the US parent company only statements of operations, and cash flows for the years ended November 30, 2008 and 2007:

Balance Sheets
	November 30,
	2008	2007
ASSETS
Other assets:
Investment in subsidiaries	$28,465,996	$22,215,555
Total other assets	28,465,996	22,215,555

TOTAL ASSETS	$28,465,996	$22,215,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$89,000	$44,500
Shareholder loans	275,139	226,522
Total current liabilities	364,139	271,022

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid in capital – stock options	315,000	-
Retained earnings	19,086,052	13,243,728
Total stockholders’ equity	28,101,857	21,944,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,465,996	$22,215,555

Statements of Operations
	For the Years Ended November 30,
	2008	2007
Revenues:
Share of earnings from investment in subsidiaries	$6,251,824	$3,830,801
Total revenues	6,251,824	3,830,801

Operating expenses:
General and administrative	94,500	94,500
Professional and other fees	315,000	-
Total operating expenses	409,500	94,500

Net income	$5,842,324	$3,736,301

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Statements of Cash Flows

	For the Years Ended November 30,
	2008	2007

Cash flows from operating activities:
Net income	$5,842,324	$3,736,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share of earnings from investment in subsidiaries	(6,251,824)	(3,830,801)
Options issued for services	315,000	-
Changes in operating assets and liabilities:
Increase in accrued liabilities and other payables	44,500	44,500
Net cash (used in) operating activities	(50,000)	(50,000)

Cash flows from financing activities:
Advance from shareholders	50,000	50,000
Net cash provided by financing activities	50,000	50,000

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

The US parent company has no assets other than investments in its subsidiaries.  There were no cash transaction in the parent company during the years ended November 30, 2008 and 2007.

19. Restatement of Consolidated Financial Statements

In August 2009, management became aware that there were historical accounting and classification errors in the Company’s 2008 and 2007 consolidated financial statements.  The accounting and classification errors have resulted in the understatement of cumulative net earnings since the first quarter of 2007.

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred.  The review was overseen by the Company’s CFO with the assistance of consultants engaged by management.  After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate its 2008 and 2007 consolidated financial statements.  The errors overstated operating income and understated pre-tax income and net income for the year ended November 30, 2008, and understated operating income and overstated pre-tax income and net income for the year ended November 30, 2007.  The errors also understated related cash flows and misstated and misclassified certain assets, liabilities and stockholders’ equity line items.  The accounting and classification errors were primarily due to the following:

Construction in progress:  Construction in progress was not reclassified to property and plant upon completion of construction.  Depreciation was not taken upon placing completed property and plant into service.

Deferred income:  Deferred income was not properly recorded as a liability, resulting in premature recognition of revenue.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Mining Right:  Mining right was being amortized using the straight line method rather than the UOP method.

Statutory reserves:  Required statutory Non-Surplus Reserve Fund (Safety and Maintenance) was not properly appropriated from retained earnings.

Misclassifications:  Due to recording errors, there were misclassifications between accounts receivable, other receivable and advances to suppliers.  There were also misclassifications between accounts payable, other payables, advances and loans.

The Company has restated the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows as of and for the years ended November 30, 2008 and 2007.  The following discloses each line item on the Company’s consolidated financial statements, as previously reported, as of and for the periods noted, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement, and each line item on the Company’s consolidated financial statements as restated.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Consolidated Balance Sheets

	November 30, 2008			November 30, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$296,455	$160,347	$456,802	$1,478,264	$11,498	$1,489,762
Certificate of deposit	-	-	-	-	94,698	94,698
Accounts receivable, net	4,724,882	(1,718,426)	3,006,456	3,683,819	(81,170)	3,602,649
Other receivables	2,128,642	2,204,906	4,333,548	914,451	307,189	1,221,640
Advances to suppliers	4,637,041	(1,886,505)	2,750,536	1,180,386	-	1,180,386
Inventories	685,985	(185,831)	500,154	152,133	-	152,133
Total current assets	12,473,005	(1,425,509)	11,047,496	7,409,053	332,215	7,741,268

Fixed assets:
Property, plant and equipment	33,668,657	4,897,462	38,566,119	28,987,311	40,601	29,027,912
Construction in progress	10,710,321	(901,091)	9,809,230	7,626,021	4	7,626,025
	44,378,978	3,996,371	48,375,349	36,613,332	40,605	36,653,937
Less: accumulated depreciation and amortization	(4,700,282)	(77,934)	(4,778,216)	(2,903,646)	(30,441)	(2,934,087)
Net fixed assets	39,678,696	3,918,437	43,597,133	33,709,686	10,164	33,719,850

Other assets:
Investment property, net	1,979,029	(156)	1,978,873	1,872,366	(485)	1,871,881
Mining right, net	3,468,906	447,507	3,916,413	3,347,484	184,923	3,532,407
Long term investments	255,776	-	255,776	3,889,182	2	3,889,184
Restricted cash	-	148,668	148,668	-	136,453	136,453
Notes receivable	2,832,107	(29,257)	2,802,850	4,790,480	220,653	5,011,133
Total other assets	8,535,818	566,762	9,102,580	13,899,512	541,546	14,441,058

TOTAL ASSETS	$60,687,519	$3,059,690	$63,747,209	$55,018,251	$883,925	$55,902,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$5,558,888	$-	$5,558,888	$10,552,091	$(1,082,266)	$9,469,825
Accounts payable	7,780,928	1,608,689	9,389,617	6,011,492	734,030	6,745,522
Advance from customers	4,675,139	(1,324,480)	3,350,659	2,721,869	(295,734)	2,426,135
Accrued liabilities	291,373	35,238	326,611	1,754,584	(1,341,210)	413,374
Other payables	5,958,701	(5,029,238)	929,463	4,746,160	(3,598,945)	1,147,215
Shareholder loans	10,208,965	509,198	10,718,163	7,568,227	1,308,788	8,877,015
Current portion of long term obligation	-	-	-	-	1,082,266	1,082,266
Current portion of deferred income	-	581,903	581,903	-	188,505	188,505
Total current liabilities	34,473,994	(3,618,690)	30,855,304	33,354,423	(3,004,566)	30,349,857

Non-current liabilities
Long term obligation	-	-	-	1,623,399	-	1,623,399
Deferred income	3,018,568	1,771,480	4,790,048	1,664,841	319,546	1,984,387
Total non-current liabilities	3,018,568	1,771,480	4,790,048	3,288,240	319,546	3,607,786

Total liabilities	37,492,562	(1,847,210)	35,645,352	36,642,663	(2,685,020)	33,957,643

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	-	45,000	45,000	-	45,000
Additional paid-in capital	8,655,805	-	8,655,805	8,655,805	-	8,655,805
Paid in capital – stock options	315,000	-	315,000	-	-	-
Retained earnings	9,952,516	(1,406,730)	8,545,786	6,692,664	(986,142)	5,706,522
Statutory reserves	1,819,915	5,148,926	6,968,841	1,189,058	4,660,044	5,849,102
Accumulated other comprehensive income	2,406,721	1,164,704	3,571,425	1,793,061	(104,957)	1,688,104
Total stockholders’ equity	23,194,957	4,906,900	28,101,857	18,375,588	3,568,945	21,944,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,687,519	$3,059,690	$63,747,209	$55,018,251	$883,925	$55,902,176

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Consolidated Statements of Operations

	Year ended November 30, 2008			Year ended November 30, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Revenues	$19,562,793	$321,304	$19,884,097	$20,251,033	$31,035	$20,282,068
Cost of revenues	(13,691,217)	(261,781)	(13,952,998)	(13,597,468)	652,160	(12,945,308)
Gross profit	5,871,576	59,523	5,931,099	6,653,565	683,195	7,336,760

Operating expenses:
Selling and marketing	(394,298)	-	(394,298)	(493,775)	-	(493,775)
General and administrative	(2,020,326)	(252,017)	(2,272,343)	(1,445,714)	(676,662)	(2,122,376)
Total operating expenses	(2,414,624)	(252,017)	(2,666,641)	(1,939,489)	(676,662)	(2,616,151)

Income from operations	3,456,952	(192,494)	3,264,458	4,714,076	6,533	4,720,609

Other income and expenses
Finance expenses, net	(762,850)	(2,538)	(765,388)	(697,918)	(6,180)	(704,098)
Government subsidies	2,958,951	83,628	3,042,579	659,247	31,535	690,782
Non-operating income	311,281	8,644	319,925	141,973	(79,233)	62,740
Non-operating expenses	(691,897)	292,804	(399,093)	(116,774)	(4,896)	(121,670)
Income before income taxes	5,272,437	190,044	5,462,481	4,700,604	(52,241)	4,648,363

Provision for income taxes	(1,381,725)	(121,753)	(1,503,478)	(1,726,766)	2,537	(1,724,229)

Net income	3,890,712	68,291	3,959,003	2,973,838	(49,704)	2,924,134

Other comprehensive income
Foreign currency translation adjustment	613,660	1,269,661	1,883,321	917,124	(104,957)	812,167
Total comprehensive income	$4,504,372	$1,337,952	$5,842,324	$3,890,962	$(154,661)	$3,736,301

Net income per common share
basic and diluted	$0.09	$-	$0.09	$0.07	$-	$0.07

Weighted average common shares outstanding
basic and diluted	45,000,000	-	45,000,000	45,000,000	-	45,000,000

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Consolidated Statements of Cash Flows

	Year ended November 30, 2008			Year ended November 30, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities:
Net income	$3,890,712	$68,291	$3,959,003	$2,973,838	$(49,704)	$2,924,134
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	-	-	-	-	93,698	93,698
Depreciation and amortization	2,554,954	(273,556)	2,281,398	1,847,819	35,329	1,883,148
Options issued for services	315,000	-	315,000	-	-	-
Interest accrued on shareholder loans	214,323	(5,205)	209,118	392,756	430	393,186
Loss on disposal of property, plant and equipment	-	-	-	264	180	444
Loss from long term investments	-	-	-	17,670	1,512	19,182
Gain from short term investments	-	-	-	-	(9,668)	(9,668)
Changes in operating assets and liabilities:
Decrease (increase) in certificate of deposit	-	94,698	94,698	-	(94,698)	(94,698)
Decrease (increase) in accounts receivable	(723,446)	1,311,937	588,491	(2,309,175)	(12,528)	(2,321,703)
Increase in notes receivable	-	-	-	(111,627)	111,627	-
Increase in other receivables	(1,169,247)	(1,942,661)	(3,111,908)	(610,918)	(307,189)	(918,107)
(Increase) decrease in advances to suppliers	(3,279,091)	218,793	(3,060,298)	1,199,215	4,996	1,204,211
(Increase) decrease in inventories	(508,824)	160,803	(348,021)	472,142	-	472,142
Increase in deferred income	1,188,747	2,010,312	3,199,059	1,664,841	508,051	2,172,892
Increase in accounts payable	474,943	467,667	942,610	3,508,079	(1,086,083)	2,421,996
(Decrease) increase in advances from customers	1,689,854	(1,919,431)	(229,577)	1,928,308	(295,734)	1,632,574
(Decrease) increase in accrued liabilities and other payables	616,346	(1,052,519)	(436,173)	2,418,357	(933,597)	1,484,760
Net cash provided by operating activities	5,264,271	(860,871)	4,403,400	13,391,569	(2,033,378)	11,358,191

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,357,340)	(2,194,995)	(4,552,335)	(3,783,188)	(486,432)	(4,269,620)
Increase in construction in progress	(4,501,147)	3,472,043	(1,029,104)	(6,343,383)	234,607	(6,108,776)
Payments made on mining right obligation	(152,614)	-	(152,614)	-	-	-
Proceeds from disposal of short term investments	-	-	-	-	61,919	61,919
Increase in long term investments	-	-	-	(3,652,647)	(79,906)	(3,732,553)
Proceeds from disposal of long term investments	3,853,884	(220,476)	3,633,408	-	-	-
Increase in notes receivable	-	(2,126,434)	(2,126,434)	-	(332,277)	(332,277)
Payments received on notes receivable	2,233,935	2,100,782	4,334,717	-	-	-
Cash received from disposal of fixed assets	-	-	-	22,230	(22,230)	-
Decrease in deferred charges	-	-	-	35,228	(35,228)	-
Net cash provided by (used in) investing activities	(923,282)	1,030,920	107,638	(13,721,760)	(659,547)	(14,381,307)

Cash flows from financing activities:
Proceeds from short term bank loans	-	5,424,000	5,424,000	(1,131,618)	10,275,490	9,143,872
Principal payments made on short term bank loans	(5,709,457)	(4,282,121)	(9,991,578)	-	(6,531,337)	(6,531,337)
Advance from shareholders	2,239,065	(214,311)	2,024,754	3,767,314	(3,609,853)	157,461
Repayments of shareholders loans	(428,209)	(713,686)	(1,141,895)	-	(424,537)	(424,537)
Repayments of long term obligation	(1,712,837)	(992,828)	(2,705,665)	(926,023)	926,023	-
Net cash (used in) provided by financing activities	(5,611,438)	(778,946)	(6,390,384)	1,709,673	635,786	2,345,459

Effect of exchange rate changes on cash	88,640	757,746	846,386	(800,907)	2,205,090	1,404,183
Net change in cash and cash equivalents	(1,181,809)	148,849	(1,032,960)	578,575	147,951	726,526

Cash and cash equivalents, beginning of year	1,478,264	11,498	1,489,762	899,689	(136,453)	763,236

Cash and cash equivalents, end of year	$296,455	$160,347	$456,802	$1,478,264	$11,498	$1,489,762

Supplemental disclosure of cash flow information

Cash paid for interest	$771,507	$(15,548)	$755,959	$624,305	$(11,949)	$612,356
Cash paid for income taxes	$2,373,379	$-	$2,373,379	$734,485	$17,380	$751,865

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

20. Selected Quarterly Financial Data (Unaudited)

Quarterly financial data is as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter

2008 (as restated for all quarters)
Revenues	$7,676,301	$4,491,787	$2,174,909	$5,541,100
Gross profit (loss)	3,535,531	807,245	(310,611)	1,898,934
Net (loss) income	1,655,483	(226,403)	(1,026,380)	3,556,303
(Loss) earnings per share – basic and diluted	$0.037	$(0.005)	$(0.023)	$0.079

2007 (as restated for all quarters)
Revenues	$3,909,063	$4,716,348	$4,131,721	$7,524,936
Gross profit	1,290,809	1,667,388	506,189	3,872,374
Net (loss) income	84,998	811,121	(229,510)	2,257,525
(Loss) earnings per share – basic and diluted	$0.002	$0.018	$(0.005)	$0.050

The Company has restated its consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows as of and for the years ended November 30, 2008 and 2007 as discussed in Note 19. The following tables present the effects of the restatement on the Company’s unaudited interim financial statements for the periods presented.

Condensed Consolidated Balance Sheets

	February 29, 2008			May 31, 2008
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$1,670,253	$13,045	$1,683,298	$1,618,838	$7,468	$1,626,306
Accounts receivable, net	5,270,208	111,470	5,381,678	3,947,609	117,637	4,065,246
Other receivables	112,754	1,732,679	1,845,433	1,124,067	1,394,886	2,518,953
Advances to suppliers	2,713,174	(18,420)	2,694,754	2,326,052	(98,246)	2,227,806
Inventories	245,190	1,915	247,105	165,953	766	166,719
Total current assets	10,011,579	1,840,689	11,852,268	9,182,519	1,422,511	10,605,030

Fixed assets:
Property, plant and equipment	26,159,543	4,109,348	30,268,891	26,483,107	6,008,749	32,491,856
Construction in progress	7,953,449	1,316,680	9,270,129	8,332,760	1,987,079	10,319,839
	34,112,992	5,426,028	39,539,020	34,815,867	7,995,828	42,811,695
Less: accumulated depreciation and amortization	(3,052,883)	(526,030)	(3,578,913)	(3,509,056)	(701,816)	(4,210,872)
Net fixed assets	31,060,109	4,899,998	35,960,107	31,306,811	7,294,012	38,600,823

Other assets:
Investment property, net	1,714,064	220,747	1,934,811	1,704,429	267,050	1,971,479
Mining right, net	3,017,826	619,151	3,636,977	2,953,158	765,355	3,718,513
Long term investments	4,675,276	70,341	4,745,617	210,394	41,545	251,939
Restricted cash	-	142,123	142,123	-	145,900	145,900
Notes receivable	6,108,219	(597,518)	5,510,701	8,021,829	(210,670)	7,811,159
Total other assets	15,515,385	454,844	15,970,229	12,889,810	1,009,180	13,898,990

TOTAL ASSETS	$56,587,073	$7,195,531	$63,782,604	$53,379,140	$9,725,703	$63,104,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$-	$9,843,212	$9,843,212	$-	$10,086,455	$10,086,455
Notes payable	10,010,958	(10,010,958)	-	10,613,855	(10,613,855)	-
Accounts payable	9,624,269	141,400	9,765,669	7,312,467	1,210,609	8,523,076
Advance from customers	2,989,024	(1,014,425)	1,974,599	2,738,373	(1,209,576)	1,528,797
Accrued liabilities	1,704,505	(1,492,193)	212,312	1,749,333	(1,541,532)	207,801
Other payables	5,652,118	(2,948,482)	2,703,636	5,756,192	(2,921,172)	2,835,020
Shareholder loans	6,948,473	1,583,356	8,531,829	6,999,407	1,705,586	8,704,993
Current portion of deferred income	-	365,063	365,063	-	382,035	382,035
Total current liabilities	36,929,347	(3,533,027)	33,396,320	35,169,627	(2,901,450)	32,268,177

Long Term Obligation	1,623,399	626,478	2,249,877	1,721,166	584,310	2,305,476
Deferred income	2,203,317	984,733	3,188,050	2,203,612	1,025,057	3,228,669
Total liabilities	40,756,063	(1,921,816)	38,834,247	39,094,405	(1,292,083)	37,802,322

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	-	45,000	45,000	-	45,000
Additional paid-in capital	8,655,805	-	8,655,805	8,655,805	-	8,655,805
Paid in capital – stock options	315,000	-	315,000	315,000	-	315,000
Retained earnings	8,135,147	(1,689,022)	6,446,125	7,598,447	(1,485,965)	6,112,482
Statutory reserves	1,203,557	5,561,426	6,764,983	1,203,557	5,668,666	6,872,223
Accumulated other comprehensive income	(2,523,499)	5,244,943	2,721,444	(3,533,074)	6,835,085	3,302,011
Total stockholders’ equity	15,831,010	9,117,347	24,948,357	14,284,735	11,017,786	25,302,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,587,073	$7,195,531	$63,782,604	$53,379,140	$9,725,703	$63,104,843

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	August 31, 2008			November 30, 2008
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$1,916,319	$6,098	$1,922,417	$296,455	$160,347	$456,802
Accounts receivable, net	3,435,595	10,933	3,446,528	4,724,882	(1,718,426)	3,006,456
Other receivables	1,298,796	1,513,274	2,812,070	2,128,642	2,204,906	4,333,548
Advances to suppliers	2,527,039	(110,215)	2,416,824	4,637,041	(1,886,505)	2,750,536
Inventories	257,808	820	258,628	685,985	(185,831)	500,154
Total current assets	9,435,557	1,420,910	10,856,467	12,473,005	(1,425,509)	11,047,496

Fixed assets:
Property, plant and equipment	26,497,448	5,929,523	32,426,971	33,668,657	4,897,462	38,566,119
Construction in progress	9,546,388	2,487,129	12,033,517	10,710,321	(901,091)	9,809,230
	36,043,836	8,416,652	44,460,488	44,378,978	3,996,371	48,375,349
Less: accumulated depreciation and amortization	(3,972,245)	(260,932)	(4,233,177)	(4,700,282)	(77,934)	(4,778,216)
Net fixed assets	32,071,591	8,155,720	40,227,311	39,678,696	3,918,437	43,597,133

Other assets:
Investment property, net	1,694,794	298,514	1,993,308	1,979,029	(156)	1,978,873
Mining right, net	2,888,491	889,961	3,778,452	3,468,906	447,507	3,916,413
Long term investments	210,394	45,783	256,177	255,776	-	255,776
Restricted Cash	-	148,627	148,627	-	148,668	148,668
Notes receivable	557,254	(333,279)	223,975	2,832,107	(29,257)	2,802,850
Total other assets	5,350,933	1,049,606	6,400,539	8,535,818	566,762	9,102,580

TOTAL ASSETS	$46,858,081	$10,626,236	$57,484,317	$60,687,519	$3,059,690	$63,747,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$-	$4,688,507	$4,688,507	$5,558,888	$-	$5,558,888
Notes payable	5,257,839	(5,257,839)	-	-	-	-
Accounts payable	5,976,305	1,230,507	7,206,812	7,780,928	1,608,689	9,389,617
Advance from customers	5,019,393	(1,230,509)	3,788,884	4,675,139	(1,324,480)	3,350,659
Accrued liabilities	1,466,734	(1,252,044)	214,690	291,373	35,238	326,611
Other payables	5,842,413	(3,393,142)	2,449,271	5,958,701	(5,029,238)	929,463
Shareholder loans	6,689,139	1,830,934	8,520,073	10,208,965	509,198	10,718,163
Current portion of deferred income	-	388,461	388,461	-	581,903	581,903
Total current liabilities	30,251,823	(2,995,125)	27,256,698	34,473,994	(3,618,690)	30,855,304

Long Term Obligation	1,752,613	591,641	2,344,254	-	-	-
Deferred income	2,181,417	1,051,974	3,233,391	3,018,568	1,771,480	4,790,048
Total liabilities	34,185,853	(1,351,510)	32,834,343	37,492,562	(1,847,210)	35,645,352

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	-	45,000	45,000	-	45,000
Additional paid-in capital	8,655,805	-	8,655,805	8,655,805	-	8,655,805
Paid in capital – stock options	315,000	-	315,000	315,000	-	315,000
Retained earnings	6,562,827	(1,491,085)	5,071,742	9,952,516	(1,406,730)	8,545,786
Statutory reserves	1,203,557	5,683,026	6,886,583	1,819,915	5,148,926	6,968,841
Accumulated other comprehensive income	(4,109,961)	7,785,805	3,675,844	2,406,721	1,164,704	3,571,425
Total stockholders’ equity	12,672,228	11,977,746	24,649,974	23,194,957	4,906,900	28,101,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,858,081	$10,626,236	$57,484,317	$60,687,519	$3,059,690	$63,747,209

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	February 28, 2007			May 31, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$809,621	$1,225	$810,846	$599,402	$2,078	$601,480
Notes and interest receivable	1,667,805	(1,667,805)	-	1,808,641	(1,808,641)	-
Accounts receivable, net	3,089,257	379,124	3,468,381	4,310,200	470,870	4,781,070
Other receivables	3,372,962	(1,542,473)	1,830,489	3,641,376	(1,813,612)	1,827,764
Advances to suppliers	3,476,391	(138,498)	3,337,893	3,608,575	90,648	3,699,223
Inventories	590,219	893	591,112	538,406	1,866	540,272
Total current assets	13,006,255	(2,967,534)	10,038,721	14,506,600	(3,056,791)	11,449,809

Fixed assets:
Property, plant and equipment	22,153,665	1,415,627	23,569,292	22,353,077	1,705,746	24,058,823
Construction in progress	1,488,826	345,876	1,834,702	2,129,038	681,649	2,810,687
	23,642,491	1,761,503	25,403,994	24,482,115	2,387,395	26,869,510
Less: accumulated depreciation and amortization	(1,433,692)	(99,415)	(1,533,107)	(1,823,855)	(132,698)	(1,956,553)
Net fixed assets	22,208,799	1,662,088	23,870,887	22,658,260	2,254,697	24,912,957

Other assets:
Investment property, net	1,752,604	64,834	1,817,438	1,742,969	85,595	1,828,564
Mining right, net	3,276,497	173,772	3,450,269	3,211,829	258,668	3,470,497
Long term investments	226,255	1,605,591	1,831,846	228,287	1,627,161	1,855,448
Notes receivable	-	129,182	129,182	-	130,692	130,692
Long term prepaid expenses	-	2,612,937	2,612,937	-	2,904,849	2,904,849
Total other assets	5,255,356	4,586,316	9,841,672	5,183,085	5,006,965	10,190,050

TOTAL ASSETS	$40,470,410	$3,280,870	$43,751,280	$42,347,945	$4,204,871	$46,552,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$-	$6,459,114	$6,459,114	$-	$6,534,581	$6,534,581
Notes payable	6,392,021	(6,392,021)	-	6,392,021	(6,392,021)	-
Accounts payable	4,575,511	6,925	4,582,436	5,688,323	19,716	5,708,039
Advance from customers	2,409,584	(861,409)	1,548,175	2,819,229	(1,157,915)	1,661,314
Accrued liabilities	1,069,612	(699,854)	369,758	1,147,691	(957,564)	190,127
Other payables	1,879,784	(516,713)	1,363,071	1,804,420	(598,697)	1,205,723
Shareholder loans	8,319,974	1,057,106	9,377,080	8,400,806	1,213,336	9,614,142
Current portion of deferred income	-	75,060	75,060	-	76,775	76,775
Total current liabilities	24,646,486	(871,792)	23,774,694	26,252,490	(1,261,789)	24,990,701

Long Term Obligation	2,040,720	542,926	2,583,646	2,040,720	573,112	2,613,832
Deferred income	-	1,143,329	1,143,329	-	1,687,848	1,687,848
Total liabilities	26,687,206	814,463	27,501,669	28,293,210	999,171	29,292,381

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	-	45,000	45,000	-	45,000
Additional paid-in capital	8,655,805	-	8,655,805	8,655,805	-	8,655,805
Retained earnings	4,839,385	(1,282,941)	3,556,444	5,324,638	(1,172,177)	4,152,461
Statutory reserves	853,982	4,306,062	5,160,044	734,982	4,640,166	5,375,148
Accumulated other comprehensive income	(610,968)	(556,714)	(1,167,682)	(705,690)	(262,289)	(967,979)
Total stockholders’ equity	13,783,204	2,466,407	16,249,611	14,054,735	3,205,700	17,260,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,470,410	$3,280,870	$43,751,280	$42,347,945	$4,204,871	$46,552,816

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	August 31, 2007			November 30, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$1,202,818	$4,585	$1,207,403	$1,478,264	$11,498	$1,489,762
Certificate of deposit	-	-	-	-	94,698	94,698
Notes and interest receivable	3,963,264	(3,963,264)	-	-	-	-
Accounts receivable, net	2,196,419	551,507	2,747,926	3,683,819	(81,170)	3,602,649
Other receivables	3,920,191	(1,959,421)	1,960,770	914,451	307,189	1,221,640
Advances to suppliers	3,395,382	(109,855)	3,285,527	1,180,386	-	1,180,386
Inventories	417,447	1,591	419,038	152,133	-	152,133
Total current assets	15,095,521	(5,474,857)	9,620,664	7,409,053	332,215	7,741,268

Fixed assets:
Property, plant and equipment	23,301,502	2,165,867	25,467,369	28,987,311	40,601	29,027,912
Construction in progress	3,241,240	235,191	3,476,431	7,626,021	4	7,626,025
	26,542,742	2,401,058	28,943,800	36,613,332	40,605	36,653,937
Less: accumulated depreciation and amortization	(2,232,083)	(181,943)	(2,414,026)	(2,903,646)	(30,441)	(2,934,087)
Net fixed assets	24,310,659	2,219,115	26,529,774	33,709,686	10,164	33,719,850

Other assets:
Investment property, net	1,733,334	110,520	1,843,854	1,872,366	(485)	1,871,881
Mining right, net	3,147,161	359,670	3,506,831	3,347,484	184,923	3,532,407
Long term investments	214,861	3,599,754	3,814,615	3,889,182	2	3,889,184
Restricted Cash	-	132,517	132,517	-	136,453	136,453
Notes receivable	-	3,114,779	3,114,779	4,790,480	220,653	5,011,133
Total other assets	5,095,356	7,317,240	12,412,596	13,899,512	541,546	14,441,058

TOTAL ASSETS	$44,501,536	$4,061,498	$48,563,034	$55,018,251	$883,925	$55,902176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$-	$9,276,192	$9,276,192	$10,552,091	$(1,082,266)	$9,469,825
Notes payable	9,032,297	(9,032,297)	-	-	-	-
Accounts payable	4,021,991	825	4,022,816	6,011,492	734,030	6,745,522
Advance from customers	3,241,437	(1,749,328)	1,492,109	2,721,869	(295,734)	2,426,135
Accrued liabilities	1,431,692	(1,178,934)	252,758	1,754,584	(1,341,210)	413,374
Other payables	2,090,887	(515,745)	1,575,142	4,746,160	(3,598,945)	1,147,215
Shareholder loans	6,574,868	1,271,870	7,846,738	7,568,227	1,308,788	8,877,015
Current portion of long term obligation	-	-	-	-	1,082,266	1,082,266
Current portion of deferred income	-	104,680	104,680	-	188,505	188,505
Total current liabilities	26,393,172	(1,822,737)	24,570,435	33,354,423	(3,004,566)	30,349,857

Long Term Obligation	2,040,720	609,621	2,650,341	1,623,399	-	1,623,399
Deferred income	-	2,118,582	2,118,582	1,664,841	319,546	1,984,387
Total liabilities	28,433,892	905,466	29,339,358	36,642,663	(2,685,020)	33,957,643

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	-	45,000	45,000	-	45,000
Additional paid-in capital	10,596,408	(1,940,603)	8,655,805	8,655,805	-	8,655,805
Retained earnings	5,601,224	(1,812,752)	3,788,472	6,692,664	(986,142)	5,706,522
Statutory reserves	734,982	4,774,645	5,509,627	1,189,058	4,660,044	5,849,102
Accumulated other comprehensive income	(909,970)	2,134,742	1,224,772	1,793,061	(104,957)	1,688,104
Total stockholders’ equity	16,067,644	3,156,032	19,223,676	18,375,588	3,568,945	21,944,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,501,536	$4,061,498	$48,563,034	$55,018,251	$883,925	$55,902,176

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Condensed Consolidated Statements of Operations

	Three months ended February 29, 2008			Three months ended May 31, 2008
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Revenues	$7,706,030	$(29,729)	$7,676,301	$4,487,945	$3,842	$4,491,787
Cost of revenues	(4,352,202)	211,432	(4,140,770)	(3,799,029)	114,487	(3,684,542)
Gross profit	3,353,828	181,703	3,535,531	688,916	118,329	807,245

Operating expenses:
Selling and marketing	(158,629)	(30,290)	(188,919)	(52,948)	(45,728)	(98,676)
General and administrative	(807,200)	(173,960)	(981,160)	(664,888)	203,504	(461,384)
Options issued for services	(315,000)	315,000	-	-	-	-
Total operating expenses	(1,280,829)	110,750	(1,170,079)	(717,836)	157,776	(560,060)

(Loss) income from operations	2,072,999	292,453	2,365,452	(28,920)	276,105	247,185

Other income and expenses
Non-operating income	97,192	(32,633)	64,559	55,855	33,053	88,908
Finance expenses, net	(197,960)	209	(197,751)	(292,783)	9,830	(282,953)
Government subsidies		44,921	44,921		27,419	27,419
Non-operating expenses	(64,549)	35,776	(28,773)	(103,269)	(35,879)	(139,148)
(Loss ) income before income taxes	1,907,682	340,726	2,248,408	(369,117)	310,528	(58,589)

Provision for income taxes	(592,692)	(233)	(592,925)	(167,583)	(231)	(167,814)

Net (loss) income	1,314,990	340,493	1,655,483	(536,700)	310,297	(226,403)

Other comprehensive income
Foreign currency translation adjustment	(972,550)	2,018,099	1,045,549	(1,009,575)	1,582,659	573,084
Total comprehensive (loss) income	$342,440	$2,358,592	$2,701,032	$(1,546,275)	$1,892,956	$346,681

Net (loss) income per common share
basic and diluted	$0.029	$0.008	$0.037	$(0.012)	$0.007	$(0.005)

Weighted average common shares outstanding
basic and diluted	45,000,000	-	45,000,000	45,000,000	-	45,000,000

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Three months ended August 31, 2008			Three months ended November 30, 2008
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Revenues	$2,173,319	$1,590	$2,174,909	$5,195,499	$345,601	$5,541,100
Cost of revenues	(2,453,152)	(32,368)	(2,485,520)	(3,086,834)	(555,332)	(3,642,166)
Gross profit (loss)	(279,833)	(30,778)	(310,611)	2,108,665	(209,731)	1,898,934

Operating expenses:
Selling and marketing	(22,738)	(1,022)	(23,760)	-	(82,943)	(82,943)
General and administrative	(423,078)	63,607	(359,471)	(285,143)	(185,185)	(470,328)
Total operating expenses	(445,816)	62,585	(383,231)	(285,143)	(268,128)	(553,271)

(Loss) income from operations	(725,649)	31,807	(693,842)	1,823,522	(477,859)	1,345,663

Other income and expenses
Non-operating income	63,838	(23,603)	40,235	3,244,288	(3,118,065)	126,223
Finance expenses, net	(277,399)	(9,724)	(287,123)	(185,649)	186,182	533
Government subsidies	-	950	950	-	2,969,289	2,969,289
Non-operating expenses	(31,403)	9,890	(21,513)	(177,676)	(30,078)	(207,754)
(Loss) income before income taxes	(970,613)	9,320	(961,293)	4,704,485	(470,531)	4,233,954

Provision for income taxes	(65,007)	(80)	(65,087)	(556,443)	(121,209)	(677,652)

Net (loss) income	(1,035,620)	9,240	(1,026,380)	4,148,042	(591,740)	3,556,302

Other comprehensive income
Foreign currency translation adjustment	(576,887)	950,720	373,833	3,172,672	(3,277,091)	(104,419)
Total comprehensive (loss) income	$(1,612,507)	$959,960	$(652,547)	$7,320,714	$(3,868,831)	$3,451,883

Net (loss) income per common share
basic and diluted	$(0.023)	$-	$(0.023)	$0.092	$(0.013)	$0.079

Weighted average common shares outstanding
basic and diluted	45,000,000	-	45,000,000	45,000,000	-	45,000,000

	Three months ended February 28, 2007			Three months ended May 31, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Revenues	$4,406,688	$(497,625)	$3,909,063	$4,774,850	$(58,502)	$4,716,348
Cost of revenues	(2,539,706)	(78,548)	(2,618,254)	(3,009,373)	(39,587)	(3,048,960)
Gross profit (loss)	1,866,982	(576,173)	1,290,809	1,765,477	(98,089)	1,667,388

Operating expenses:
Selling and marketing	(58,250)	(37,618)	(95,868)	(93,689)	(18,924)	(112,613)
General and administrative	(456,617)	(339,538)	(796,155)	(479,619)	262,642	(216,977)
Total operating expenses	(514,867)	(377,156)	(892,023)	(573,308)	243,718	(329,590)

Income from operations	1,352,115	(953,329)	398,786	1,192,169	145,629	1,337,798

Other income and expenses
Finance expenses, net	(454,575)	247,701	(206,874)	(474,618)	278,052	(196,566)
Government subsidies	-	-	-	-	65,980	65,980
Non-operating income	8,248	(2,068)	6,180	73,095	(38,169)	34,926
Non-operating expenses	(19,461)	1,454	(18,007)	(20,885)	(8,784)	(29,669)
Income before income taxes	886,327	(706,242)	180,085	769,761	442,708	1,212,469

Provision for income taxes	(92,844)	(2,243)	(95,087)	(403,508)	2,160	(401,348)

Net income	793,483	(708,485)	84,998	366,253	444,868	811,121

Other comprehensive income
Foreign currency translation adjustment	(23,740)	(2,019,879)	(2,043,619)	(94,722)	294,425	199,703
Total comprehensive (loss) income	$769,743	$(2,728,364)	$(1,958,621)	$271,531	$739,293	$1,010,824

Net income per common share
basic and diluted	$0.018	$(0.016)	$0.002	$0.008	$0.010	$0.018

Weighted average common shares outstanding basic and diluted	45,000,000	-	45,000,000	45,000,000	-	45,000,000

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Three months ended August 31, 2007			Three months ended November 30, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Revenues	$4,104,862	$26,859	$4,131,721	$6,964,633	$560,303	$7,524,936
Cost of revenues	(3,608,947)	(16,585)	(3,625,532)	(4,439,442)	786,880	(3,652,562)
Gross profit (loss)	495,915	10,274	506,189	2,525,191	1,347,183	3,872,374

Operating expenses:
Selling and marketing	(47,680)	(10,706)	(58,386)	-	(226,908)	(226,908)
General and administrative	(477,130)	76,855	(400,275)	(326,504)	(382,465)	(708,969)
Total operating expenses	(524,810)	66,149	(458,661)	(326,504)	(609,373)	(935,877)

(Loss) income from operations	(28,895)	76,423	47,528	2,198,687	737,810	2,936,497

Other income and expenses
Finance expenses, net	(104,808)	(9,096)	(113,904)	-	(189,116)	(189,116)
Government subsidies	-	455	455	-	624,347	624,347
Non-operating income	94,546	(62,067)	32,479	404,697	(415,542)	(10,845)
Non-operating expenses	(45,822)	14,384	(31,438)	-	(40,194)	(40,194)
(Loss) income before income taxes	(84,979)	20,099	(64,880)	2,603,384	717,305	3,320,689

Provision for income taxes	(164,546)	(84)	(164,630)	(1,065,868)	2,704	(1,063,164)

Net (loss) income	(249,525)	20,015	(229,510)	1,537,516	720,009	2,257,525

Other comprehensive income
Foreign currency translation adjustment	(176,227)	2,368,978	2,192,751	1,239,866	(776,535)	463,331
Total comprehensive (loss) income	$(425,752)	$2,388,993	$1,963,241	$2,777,382	$(56,526)	$2,720,856

Net (loss) income per common share
basic and diluted	$(0.006)	$0.001	$(0.005)	$0.034	$0.016	$0.050

Weighted average common shares outstanding basic and diluted	45,000,000	-	45,000,000	45,000,000	-	45,000,000

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

Condensed Consolidated Statements of Cash Flows

	Three months ended February 29, 2008			Six months ended May 31, 2008
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported		Effect of Restatement	Restated

Cash flows from operating activities:
Net income	$1,314,990	$340,493	$1,655,483		$778,290	$650,790	$1,429,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558,571	18,901	577,472		1,089,047	53,489	1,142,536
Decrease in deferred charges	-	-	-		487	(487)	-
Options issued for services	315,000	-	315,000		315,000	-	315,000
Interest accrued on shareholder loans	-	102,724	102,724		-	209,143	209,143
Changes in operating assets and liabilities:
Decrease (increase) in certificate of deposit	-	-	-		-	94,698	94,698
Decrease (increase) in accounts receivable	(1,586,389)	(196,374)	(1,782,763)		(263,790)	(204,973)	(468,763)
Increase in note receivable	(1,317,736)	1,317,736	-		-	-	-
Increase in other receivables	801,697	(1,425,490)	(623,793)		(209,616)	(8,086,269)	(8,295,885)
(Increase) decrease in advances to suppliers	(1,532,788)	990,367	(542,421)		(1,145,666)	589,451	(556,215)
(Increase) decrease in inventories	(93,057)	(1,915)	(94,972)		(13,820)	(766)	(14,586)
Increase in deferred income	538,476	841,745	1,380,221		538,770	899,042	1,437,812
Increase in accounts payable	2,878,747	(795,567)	2,083,180		566,945	(255,830)	311,115
(Decrease) increase in advances from customers	267,155	(718,691)	(451,536)		16,504	(913,842)	(897,338)
(Decrease) increase in accrued liabilities and other payables	590,679	61,593	652,272		739,581	39,564	779,145
Net cash provided by operating activities	2,735,345	535,522	3,270,867		2,411,732	(6,925,990)	(4,514,258)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(1,551,451)	(1,551,451)		(231,167)	(2,739,540)	(2,970,707)
Proceeds received on sales of fixed assets	92,397	(92,397)	-		-	-	-
Increase in construction in progress	(656,069)	432,002	(224,067)		(1,035,380)	716,108	(319,272)
Decrease in deferred charges	487	(487)	-		-	-	-
Increase in long term investments	(812,235)	812,235	-		-	-	-
Proceeds from disposal of long term investments	-	-	-		-	4,336,495	4,336,495
Increase in notes receivable	-	(309,354)	(309,354)		-	(309,354)	(309,354)
Payments received on notes receivable	-	-	-		1,153,201	3,181,516	4,334,717
Net cash provided by (used in) investing activities	(1,375,420)	(709,452)	(2,084,872)		(113,346)	5,185,225	5,071,879

Cash flows from financing activities:
Proceeds from short term bank loans	-	-	-		-	2,881,844	2,881,844
Principal payments made on short term bank loans	-	-	-		-	(2,881,844)	(2,881,844)
Increase on notes payable	-	-	-		(560,426)	560,426	-
Advance from shareholders	345,747	(205,130)	140,617		396,681	(256,064)	140,617
Repayment of notes payable	(541,133)	541,133	-		-	-	-
Repayments of shareholders loans	-	-	-		-	(144,092)	(144,092)
Repayments of long term obligation	-	(562,469)	(562,469)		-	(562,469)	(562,469)
Net cash (used in) provided by financing activities	(195,386)	(226,466)	(421,852)		(163,745)	(402,199)	(565,944)

Effect of exchange rate changes on cash	(972,550)	303,511	(669,039)		(1,994,067)	2,138,934	144,867
Net change in cash and cash equivalents	191,989	(96,885)	95,104		140,574	(4,030)	136,544

Cash and cash equivalents, beginning of period	1,478,264	11,498	1,489,762		1,478,264	11,498	1,489,762

Cash and cash equivalents, end of period	$1,670,253	$(85,387)	$1,584,866	$	,618,838	$7,468	$1,626,306

Supplemental disclosure of cash flow information

Cash paid for interest	-	$223,929	$223,929		-	$452,601	$452,601
Cash paid for income taxes	-	$1,398,152	$1,398,152		-	$1,780,122	$1,780,122

Supplemental disclosure of non-cash investing and financing activities:

Property and equipment disposed and exchanged for reduction in payables	-	-	-		-	-	-
Property, plant and equipment purchased with financing	-	$936,967	$936,967		-	$1,466,439	$1,466,439

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Nine months ended August 31, 2008
	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities:
Net income	$(257,330)	$660,030	$402,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,626,538	111,703	1,738,241
Options issued for services	315,000	-	315,000
Interest accrued on shareholder loans	-	317,352	317,352
Changes in operating assets and liabilities:
Decrease (increase) in certificate of deposit	-	94,698	94,698
Decrease (increase) in accounts receivable	248,224	(99,966)	148,258
Increase in other receivables	(384,345)	(1,206,085)	(1,590,430)
(Increase) decrease in advances to suppliers	(1,346,653)	720,584	(626,069)
(Increase) decrease in inventories	(105,675)	(820)	(106,495)
Increase in deferred income	516,575	932,385	1,448,960
Increase in accounts payable	(769,217)	(325,216)	(1,094,433)
(Decrease) increase in advances from customers	2,297,524	(1,806,105)	491,419
(Decrease) increase in accrued liabilities and other payables	543,203	(11,054)	532,149
Net cash provided by operating activities	2,683,844	(612,494)	2,071,350

Cash flows from investing activities:
Purchase of property, plant and equipment	(245,508)	(3,723,088)	(3,968,596)
Increase in construction in progress	(2,249,008)	1,906,266	(342,742)
Decrease in deferred charges	487	(487)	-
Increase in long term investments	3,652,647	(3,652,647)	-
Proceeds from disposal of long term investments	-	4,336,495	4,336,495
Increase in notes receivable	-	(309,354)	(309,354)
Payments received on notes receivable	4,233,229	101,488	4,334,717
Net cash provided by (used in) investing activities	5,391,847	(1,341,327)	4,050,520

Cash flows from financing activities:
Proceeds from short term bank loans	-	2,881,844	2,881,844
Principal payments made on short term bank loans	-	(8,449,446)	(8,449,446)
Advance from shareholders	396,681	(256,064)	140,617
Repayments of shareholders loans	(310,269)	(273,371)	(583,640)
Borrowing under notes payable	(431,210)	431,210	-
Repayments of notes payable	(4,733,826)	4,733,826	-
Repayments of long term obligation	-	(562,469)	(562,469)
Net cash (used in) provided by financing activities	(5,078,624)	(1,494,470)	(6,573,094)

Effect of exchange rate changes on cash	(2,559,012)	3,442,891	883,879
Net change in cash and cash equivalents	438,055	(5,400)	432,655

Cash and cash equivalents, beginning of period	1,478,264	11,498	1,489,762

Cash and cash equivalents, end of period	$1,916,319	$6,098	$1,922,417

Supplemental disclosure of cash flow information

Cash paid for interest	-	$631,594	$631,594
Cash paid for income taxes	-	$1,792,968	$1,792,968

Supplemental disclosure of non-cash investing and financing activities:

Property and equipment disposed and exchanged for reduction in payables	-	-	-
Property, plant and equipment purchased with financing	-	$1,555,723	$1,555,723

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Three months ended February 28, 2007			Six months ended May 31, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities:
Net income	$1,046,064	$(961,066)	$84,998	$685,847	$(789,728)	$896,119
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	-	89,428	89,428	-	89,428	89,428
Depreciation and amortization	477,993	(3,405)	474,588	942,458	(26,334)	916,124
Decrease in deferred charges	-	-	-	35,715	(35,715)	-
Interest accrued on shareholder loans	-	123,284	123,284	-	250,787	250,787
Loss on disposal of property, plant and equipment	-	-	-	-	(566)	(566)
Loss from long term investments	1,807	117	1,924	(223)	(24)	(247)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,589,599	(3,772,764)	(2,183,165)	368,656	(3,865,566)	(3,496,910)
Increase in note receivable	(293,161)	293,161	-	-	-	-
Increase in other receivables	(3,172,858)	1,645,902	(1,526,956)	(3,337,843)	1,813,612	(1,524,231)
(Increase) decrease in advances to suppliers	(993,361)	1,006,289	12,928	(1,228,974)	(1,019,394)	(209,580)
(Increase) decrease in inventories	34,056	(893)	33,163	85,869	(1,866)	84,003
Increase in deferred income	-	1,218,389	1,218,389	-	1,764,623	1,764,623
Increase in accounts payable	1,338,068	(457,118)	880,950	2,450,880	(528,095)	1,922,785
(Decrease) increase in advances from customers	1,616,023	(861,409)	754,614	2,025,668	(1,157,915)	867,753
(Decrease) increase in accrued liabilities and other payables	(1,385,369)	2,507,039	1,121,670	(1,382,654)	2,176,486	793,832
Net cash provided by operating activities	258,861	826,954	1,085,815	1,645,399	708,521	2,353,919

Cash flows from investing activities:
Purchase of property, plant and equipment	(213,676)	(482,972)	(696,648)	(413,088)	(566,723)	(979,811)
Increase in construction in progress	(217,648)	(99,805)	(317,453)	(1,109,846)	(183,592)	(1,293,438)
Proceeds from disposal of short term investments	-	12,918	12,918	-	12,918	12,918
Increase in long term investments	-	(1,618,625)	(1,618,625)	-	(1,618,625)	(1,618,625)
Deposit on land	35,715	(35,715)	-	-	-	-
Payments received on notes receivable	-	-	-	(433,997)	433,997	-
Net cash provided by (used in) investing activities	(395,609)	(2,224,197)	(2,619,808)	(1,956,931)	(1,922,025)	(3,878,955)

Cash flows from financing activities:
Proceeds from short term bank loans	-	-	-	-	2,613,832	2,613,832
Principal payments made on short term bank loans	-	-	-	-	(2,613,832)	(2,613,832)
Advance from shareholders	585,632	(585,632)	-	666,461	(666,461)	-
Repayments of long term obligation	(508,702)	508,702	-	(508,702)	508,702	-
Net cash (used in) provided by financing activities	76,930	(76,930)	-	157,759	(157,759)	-

Effect of exchange rate changes on cash	(30,250)	1,611,852	1,581,602	(146,515)	1,509,795	1,363,280
Net change in cash and cash equivalents	(90,068)	137,677	47,609	(300,288)	138,532	(161,756)

Cash and cash equivalents, beginning of period	899,689	(136,453)	763,236	899,689	(136,453)	763,236

Cash and cash equivalents, end of period	$809,621	$1,224	$810,845	$599,401	$2,079	$601,480

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$131,223	$131,223	$-	$248,950	$248,950
Cash paid for income taxes	$-	$218,965	$218,965	$-	$508,708	$508,708

Supplemental disclosure of non-cash investing and financing activities:

Property and equipment disposed and exchanged for reduction in payables	$-	$-	$-	$-	$9,148	$9,148
Property, plant and equipment purchased with financing	$-	$464,043	$464,043	$-	$547,811	$547,811

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Nine months ended August 31, 2007
	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities:
Net income	$1,436,322	$(769,713)	$666,609
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	-	89,428	89,428
Depreciation and amortization	1,424,991	(55,673)	1,369,318
Interest accrued on shareholder loans	-	297,099	297,099
Loss on disposal of property, plant and equipment	-	(566)	(566)
Loss from long term investments	13,203	1,013	14,216
Gain from short term investments	-	(9,326)	(9,326)
Changes in operating assets and liabilities:
Decrease (increase) in certificate of deposit	-	(92,762)	(92,762)
Decrease (increase) in accounts receivable	2,482,437	(3,947,481)	(1,465,044)
Increase in other receivables	(1,540,590)	(116,647)	(1,657,237)
(Increase) decrease in advances to suppliers	(3,091,849)	2,892,860	(198,989)
(Increase) decrease in inventories	(206,828)	(1,591)	205,237
Increase in deferred income	-	2,223,262	2,223,262
Increase in accounts payable	784,548	(1,023,107)	(238,559)
(Decrease) increase in advances from customers	2,447,874	(1,749,326)	698,548
(Decrease) increase in accrued liabilities and other payables	(812,186)	2,038,068	1,225,882
Net cash provided by operating activities	3,351,578	(224,462)	3,127,116

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,361,513)	188,418	(1,173,095)
Increase in construction in progress	(1,723,991)	(235,191)	(1,959,182)
Proceeds from disposal of short term investments	-	61,919	61,919
Decrease in deferred charges	35,715	(35,715)	-
Increase in long term investments	-	(3,606,380)	(3,606,380)
Increase in notes receivable	(2,588,620)	2,588,620	-
Payments received on notes receivable	-	-	-
Net cash provided by (used in) investing activities	(5,638,409)	(1,038,329)	(6,676,738)

Cash flows from financing activities:
Proceeds from short term bank loans	-	5,264,173	5,264,173
Principal payments made on short term bank loans	-	(2,613,832)	(2,613,832)
Borrowing under notes payable	2,640,276	(2,640,276)	-
Proceeds from capital contributions	1,940,603	(1,940,603)	-
Advance from shareholders	(1,159,477)	1,185,980	26,503
Repayments of shareholders loans	-	(26,503)	(26,503)
Repayments of long term obligation	(508,702)	508,702	-
Net cash (used in) provided by financing activities	2,912,700	(262,359)	2,650,341

Effect of exchange rate changes on cash	(322,742)	1,573,428	1,250,686
Net change in cash and cash equivalents	303,127	48,278	351,405

Cash and cash equivalents, beginning of period	899,689	(136,453)	763,236

Cash and cash equivalents, end of period	$1,202,816	$(88,175)	$1,114,641

Supplemental disclosure of cash flow information

Cash paid for interest	-	$416,309	$416,309
Cash paid for income taxes	-	$642,243	$642,243

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment disposed and exchanged for reduction in payables	-	$9,148	$9,148
Property, plant and equipment purchased with financing	-	$1,023,932	$1,023,932

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

21. Subsequent Events

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

The Company contemplates that the restructuring process will be completed in 2010.