Form 10-Q
period 2010-05-31
China Energy CORP
filed 2010-07-15
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal quarter ended May 31, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______ to______.

Commission file number: 000-52409

CHINA ENERGY CORPORATION
(Exact name of Registrant in its charter)

Nevada	98-0522950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 57 Xinhua East Street Hohhot, Inner Mongolia, PRC	010010
(Address of principal executive offices)	(Zip Code)

0471-466-8870
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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	July 14, 2010
Common Stock, $0.001 par value	45,000,000 shares

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets,

•	government regulations on coal mining and heat power sectors,

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•	our ability to implement our growth strategy,

•	anticipated trends in our business, and

•	advances in technologies

In addition, in this report, we use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements.

China Energy Corporation and its subsidiaries (the “Company”) undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ii

ITEM 1. FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	$10,148,451	$5,073,645
Term deposit-restricted	7,320,108	-
Accounts receivable, net of allowance for doubtful accounts of $120,782 and $120,853, respectively	7,770,278	4,600,667
Other receivables	4,536,142	4,447,272
Advance to suppliers	6,000,416	5,511,630
Inventories	3,995,005	5,574,465
Total current assets	39,770,400	25,207,679

Fixed assets:
Property, plant and equipment	51,058,566	50,546,862
Construction in progress	4,993,734	4,236,281
	56,052,300	54,783,143
Less: accumulated depreciation and depletion	(9,344,274)	(7,456,849)
Net fixed assets	46,708,026	47,326,294

Other assets:
Investment property, net of accumulated depreciation of $188,721 and $166,172, respectively	1,912,498	1,936,278
Intangible assets, net of amortization of $936,113 and $787,417, respectively	3,476,360	3,627,642
Restricted cash	533,358	149,898
Other long term assets	486,077	450,021
Notes receivable	13,309,387	7,913,100
Total other assets	19,717,680	14,076,939

TOTAL ASSETS	$106,196,106	$86,610,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$16,104,238	$12,012,012
Accounts payable	10,673,206	11,489,568
Notes payable	5,856,087	-
Advance from customers	9,761,577	12,125,187
Accrued liabilities	651,448	325,539
Other payables	4,501,405	387,729
Shareholder loans	10,073,564	9,972,279
Current portion of deferred income	852,888	822,930
Total current liabilities	58,474,413	47,135,244

Deferred income, net of current portion	6,067,091	6,224,033

Total liabilities	64,541,504	53,359,277

Stockholders’ equity:
Common stock (authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding, respectively)	45,000	45,000
Additional paid-in capital	8,655,805	8,655,805
Paid-in capital – stock options	315,000	315,000
Retained earnings	20,749,751	12,542,081
Statutory reserves	8,297,853	8,078,765
Other comprehensive income	3,591,193	3,614,984
Total stockholders’ equity	41,654,602	33,251,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,196,106	$86,610,912

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the six months ended May 31,		For the three months ended May 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Revenues	$41,252,616	$9,298,621	$20,483,740	$4,283,675
Cost of revenues	(25,852,305)	(8,924,191)	(12,025,898)	(4,236,939)
Gross profit	15,400,311	374,430	8,457,842	46,736

Operating expenses:
Selling and marketing	(2,222,281)	(238,153)	(1,381,564)	(195,516)
General and administrative	(1,731,846)	(1,230,144)	(628,194)	(838,090)
Total operating expenses	(3,954,127)	(1,468,297)	(2,009,758)	(1,033,606)

Income (loss) from operations	11,446,184	(1,093,867)	6,448,084	(986,870)

Investment income	-	36,847	-	2,496
Non-operating income	682,678	325,173	569,215	164,772
Finance expenses, net	(771,001)	(198,722)	(555,652)	(103,334)
Government subsidies	-	164,145	-	11,121
Non-operating expenses	(175,511)	(757,083)	(131,155)	(56,418)
Income (loss) before income taxes	11,182,350	(1,523,507)	6,330,492	(968,233)

(Provision for) benefit from income taxes	(2,755,592)	24,590	(1,908,020)	1,666

Net income (loss)	$8,426,758	$(1,498,917)	$4,422,472	$(966,567)

Other comprehensive income (loss)
Foreign currency translation adjustment	(23,791)	79,005	(28,256)	131,410
Total comprehensive income (loss)	$8,402,967	$(1,419,912)	$4,394,216	$(835,157)

Net income (loss) per common share basic	$0.19	$(0.03)	$0.10	$(0.02)

Net income (loss) per common share diluted	$0.17	$(0.03)	$0.09	$(0.02)

Weighted average common shares outstanding basic	45,000,000	45,000,000	45,000,000	45,000,000

Weighted average common shares outstanding diluted	48,423,445	45,000,000	48,423,445	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED MAY 31, 2010
(UNAUDITED)

			Additional	Paid in capital			Other
	Shares	Amounts	Paid in capital	Stock options	Retained Earnings	Statutory Reserves	Comprehensive income	Total
Balance as of December 1, 2009	45,000,000	$45,000	$8,655,805	$315,000	$12,542,081	$8,078,765	$3,614,984	$33,251,635
Net income for the period	-	-	-	-	8,426,758	-	-	8,426,758
Other comprehensive (loss)	-	-	-	-	-	-	(23,791)	(23,791)
Allocation of statutory reserve	-	-	-	-	(219,088)	219,088	-	-
Balance as of May 31, 2010	45,000,000	$45,000	$8,655,805	$315,000	$20,749,751	$8,297,853	$3,591,193	$41,654,602

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended May 31,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net income (loss)	$8,426,758	$(1,498,917)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,108,233	1,441,566
Interest accrued on shareholder loans	109,348	106,433
Loss on disposal of property, plant and equipment	-	744,524
Gain from short term investments	-	(36,847)
Changes in operating assets and liabilities:
(Increase) in term deposit	(7,320,108)	-
(Increase) in restricted cash	(383,460)	-
(Increase) in accounts receivable	(3,048,758)	(1,803,791)
(Increase) in other receivables	(88,870)	(5,097,545)
Decrease (increase) in advance to suppliers	1,287,107	(770,088)
Decrease (increase) in inventories	1,579,460	(78,612)
(Decrease) increase in deferred income	(126,984)	475,131
Increase (decrease) in accounts payable	198,588	(4,133,827)
(Decrease) increase in advance from customers	(2,363,610)	838,514
Increase in accrued liabilities and other payables	4,439,585	415,551
Net cash provided by (used in) operating activities	4,817,289	(9,397,908)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,093,625)	(2,186,070)
Increase in construction in progress	(1,076,171)	(698,877)
(Increase) in notes receivable	(5,396,287)	(330,560)
Payments received on notes receivable	-	893,563
Net cash (used in) investing activities	(9,566,083)	(2,321,944)

Cash flows from financing activities:
Proceeds from short term bank loans	16,112,495	12,011,836
Proceeds from notes payable	5,856,087	-
Principal payments made on short term bank loans	(12,011,132)	(2,929,716)
Advance from shareholders	513,711	4,439,636
Repayments of shareholders loans	(517,651)	(594,000)
Net cash provided by financing activities	9,953,510	12,927,756

Effect of exchange rate changes on cash	(129,910)	33,140
Net increase in cash and cash equivalents	5,074,806	1,241,044

Cash and cash equivalents, beginning of period	5,073,645	456,802

Cash and cash equivalents, end of period	$10,148,451	$1,697,846

Supplemental disclosure of cash flow information

Cash paid for interest	$554,554	$276,071
Cash paid for income taxes	$2,346,087	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law.  It was not until certain changes in PRC law, which became definitive in 2006, that the series of procedures of governmental approvals and corporate actions were clarified and the Company acknowleged the condition precedents to that perfection.

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

The framework agreement provides that (i) the Company will establish a newly-formed, indirect subsidiary of the Company incorporated in the PRC (“CEC China”), (ii) CEC China will enter an exclusive service agreement and option agreement with each of Coal Group and Heat Power (collectively, the “Operating Companies”) and a share pledge agreement with each of the Operating Companies and certain of their respective PRC Shareholders (“PRC Shareholders”). The framework agreement also requires the PRC Shareholders to fully authorize CEC China to exercise all shareholders’ rights that the PRC Shareholders can exercise in the Operating Companies. By entering into the framework agreement and subsequently setting up the structure involving the use of VIEs, the Company will have the control and the economic benefits and costs of ownership of the Operating Companies consistent with PRC regulatory requirements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

The Company contemplates that the restructuring process will be completed during 2010.

Business:

The Company’s business is made up of two segments: Coal Group and Heat Power.

Coal Group: Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Tehong Coal Group Co. Ltd. Coal Group owns a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District.  Coal Group has the capacity to produce approximately up to 800,000 metric tons per year based on enhancement of production lines, which was completed in August of 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of May 31, 2010 and for the three and six month periods ended May 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements, including the accounts of China Energy Corporation and its subsidiaries, heat power and Coal Group.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended May 31, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended November 30, 2009.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update will not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events”, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s consolidated results of operations or financial position.

Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with ASC 830, “Foreign Currency Matters.”   All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of operations amounts have been translated using the average exchange rate for the period presented. Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	May 31, 2010	May 31, 2009	November 30, 2009
Balance sheet items, except for the registered capital, additional paid-in capital, statutory reserves, retained earnings and other comprehensive income, as of period end	US$1=RMB 6.8305	US$1=RMB 6.8278	US$1=RMB 6.8265

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB 6.8270	US$1=RMB 6.8266	US$1=RMB 6.8330

For the six months ended May 31, 2010, a foreign currency translation adjustment of $23,791 has been reported as accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity.

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s consolidated financial condition in terms of US dollar reporting.

Cash and Cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Term Deposit

Term deposit represents amounts legally held by a bank which are not available for the Company’s general use.  These deposits are held as collateral for issuance of notes to vendors for purchase of coal which generally mature between three to six months.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of May 31, 2010 and November 30, 2009, the balances of allowance for doubtful accounts were $120,782 and $120,853, respectively. For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out basis.  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not make any inventory adjustments for the six months ended May 31, 2010 and 2009, and year ended November 30, 2009.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset.  Depreciation is computed using the straight line method over the estimated useful lives of property, plant and equipment, which are approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings.  Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.  Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Mining Right

All land in China belongs to the government.  To extract resources from land, the Company is required to obtain a mining right.  The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005.  The price of the mining right, which represents the acquisition cost of the mine, was assessed by the Bureau to be $3,656,731.  The mine acquisition cost is payable in instalments over a six year period from the date the mining right was granted.  The mine acquisition cost is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed at least annually for impairment or, whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the six months ended May 31, 2010 and 2009.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay a resource compensation fee of $123,840 and $15,885 for the six months ended May 31, 2010 and 2009, respectively, which is included in cost of goods sold in the statements of operations.

Environmental Costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The potential of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the consolidated balance sheets of the Company.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advance to suppliers and other receivables, short term bank loans, accounts payable, advance from customers, accrued liabilities, other payables and shareholder loans. As of May 31, 2010 and November 30, 2009, the carrying values of these financial instruments approximated their fair values.

Income Taxes

Coal Group and Heat Power generate their income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. The Company, Coal Group and Heat Power do not conduct any operations in the U.S. and therefore, are not subject to U.S. taxes (see Note 13).

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

Statutory Reserves

Pursuant to corporate law of the PRC, the Company is required to maintain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends.  The statutory reserves, representing restricted retained earnings, consist of the following funds:

Surplus Reserve Fund: The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

Common Welfare Fund: The common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton and RMB 10 per ton of raw coal mined for 2010 and 2009, respectively, and RMB 10.5 per ton for a maintenance fund.  As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	May 31, 2010	November 30, 2009

Surplus Reserve and Common Welfare fund	$2,447,598	$2,447,598
Safety and Maintenance fund	5,850,255	5,631,167
Total statutory reserves	$8,297,853	$8,078,765

Stock Options

Stock options are accounted for upon issuance at fair market value.  Such value is determined at the date a commitment is made for issuance.  The value of options is included in a separate part of stockholders' equity.  Upon exercise or cancellation, the value of such options is transferred to additional paid-in capital.

Asset Retirement Cost and Obligation

The Company has adopted FASB ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”). ASC 410 generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset.  The related asset is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.  The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

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
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

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

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not US dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China will be limited.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 94 million (equivalent to U.S. $13.7 million) as of May 31, 2010, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

	Six Months Ended May 31,
	2010			2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	7,475,617	33,776,999	41,252,616	6,124,333	3,174,288	9,298,621
Finance expense (income), net	177,155	593,846	771,001	109,223	89,499	198,722
Depreciation and depletion	1,358,895	749,338	2,108,233	1,227,834	213,732	1,441,566
Segment profit (loss)	598,615	7,828,143	8,426,758	(1,646,181)	147,264	(1,498,917)

	Three Months Ended May 31,
	2010			2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	2,954,707	17,529,033	20,483,740	2,639,270	1,644,405	4,283,675
Finance expense (income), net	126,323	429,329	555,652	57,288	46,046	103,334
Depreciation and depletion	670,986	458,121	1,129,107	598,236	54,369	652,605
Segment profit (loss)	(47,877)	4,470,349	4,422,472	(1,078,798)	112,231	(966,567)

	May 31, 2010			November 31, 2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Segment assets	54,769,439	51,426,667	106,196,106	49,346,842	37,264,070	86,610,912
Construction in progress	4,300,766	692,968	4,993,734	3,514,152	722,129	4,236,281
Investment property, net	-	1,912,498	1,912,498	-	1,936,278	1,936,278

4.	Shareholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. Balances are detailed below:

	May 31, 2010	November 30, 2009
Ordos City YiYuan Investment Co., Ltd.	$1,666,191	$1,634,404
Hangzhou Dayuan Group, Ltd.	4,979,281	5,428,963
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,841,749	1,807,686
Wenxiang Ding	-	28,565
Yanhua Li	1,539,126	1,025,416
Yi Ding	47,217	47,245
Total	$10,073,564	$9,972,279

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

The shareholder loans are due on demand and part of shareholder loans bore interest at 5.310%.

	May 31, 2010		November 30, 2009
	Balance	Interest rate	Balance	Interest rate
Shareholder loans – interest free	$1,586,343	0%	$1,101,226	0%
Shareholder loans – interest bearing	6,470,976	5.310%	6,964,156	3.155%
Interest payable	2,016,245		1,906,897
Total	$10,073,564		$9,972,279

5.	Lease obligation

The Company leases an office under an operating lease expiring in the year ending December 31, 2011. The minimum future annual rent payments under the lease as of May 31, 2010 are approximated as follows:

Year Ending	Annual
November 30,	Amount
2010	$43,921
2011	87,841
2012	7,320
Total	$139,082

Rent expenses charged to operations for the six months ended May 31, 2010 and 2009 were $43,943 and $43,946, respectively.

6.    Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers.  At May 31, 2010 and November 30, 2009, advances amounted to $6,000,416 and $5,511,630, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

7.    Other Receivables

Other receivables consist of the following:

	May 31, 2010	November 30, 2009
Loans to suppliers and other associated firms	$1,439,773	$1,332,038
Deposit funds to secure agreements	510,558	509,392
Employee expense advances	199,011	217,643
Government subsidies receivable	1,464,022	1,464,880
Heat network access fee receivable	922,778	923,319
Total	$4,536,142	$4,447,272

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances.  In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.   The Company considers all other receivables at May 31, 2010 and November 30, 2009 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

8.    Fixed Assets

Fixed assets, consisting principally of buildings, machinery and equipment and construction in progress, are summarized as follows:

	May 31, 2010	November 30, 2009
Buildings	$10,302,813	$9,682,139
Machinery & equipment	39,041,597	39,322,399
Automotive equipment	984,474	919,922
Office Equipment	729,682	622,402
Construction in progress	4,993,734	4,236,281
	56,052,300	54,783,143
Accumulated depreciation and depletion	(9,344,274)	(7,456,849)
Fixed assets, net	$46,708,026	$47,326,294

Depreciation expenses charged to operations for the six months ended May 31, 2010 and 2009 were $1,892,762 and $1,303,472, respectively.

9.    Notes Receivable

Certain loans were made for strategic purposes. Notes receivable, which are non-interest bearing except as noted below and payable on demand, consist of the following:

	May 31, 2010	November 30, 2009
Inner Mongolia XiangRong Investment Management Co., Ltd.	$1,378,092	$1,378,900
Inner Mongolia Tehong Investment Co., Ltd.	8,017,068	3,244,785
Inner Mongolia Tehong Coal Chemical Co., Ltd.	1,674,841	761,737
QuanYing Coal Mine	301,886	916,311
Inner Mongolia XinKe Kaolin Fabrication Plant	1,639,704	1,611,367
Inner Mongolia Tehong Glass Co.,Ltd., with interest at11.16%	297,796	-
Total notes receivable	$13,309,387	$7,913,100

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

10. Short Term Bank Loans

The Company has bank loans collateralized by the investment property and guaranteed by a related party.  Relevant terms of these bank loans are as follows:

	May 31,2010	November 30, 2009
Bank loan due 3/9/11, with interest at 6.372%	$5,856,087	$-
Bank loan due 4/15/11, with interest at 6.372%	7,320,108	-
Bank loan due 4/22/11, with interest at 6.903%	2,928,043	-
Bank loan due 12/5/09, with interest at 6.696%	-	1,757,855
Bank loan due 3/15/10, with interest at 6.372%	-	8,789,277
Bank loan due 4/21/10, with interest at 6.372%	-	1,464,880
Total	$16,104,238	$12,012,012

11. Fair Value Measurement

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at May 31, 2010.

Notes receivable:  Valued at the net realizable value which approximates the fair value.

The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of May 31, 2010:

	Level 1	Level 2	Level 3	Total
Notes receivable	$-	$-	$13,309,387	$13,309,387
Total	$-	$-	$13,309,387	$13,309,387

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

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

	Notes Receivable	Total
Balance, December 1, 2009	$7,913,100	$7,913,100
Purchases, sales, issuance and settlements (net)	5,396,287	5,396,287
Balance, May 31, 2010	$13,309,387	$13,309,387

12. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  Government subsidies amounted to zero and $164,145 for the six month periods ended May 31, 2010 and 2009, respectively, and are included in government subsidies in the accompanying consolidated statements of operations.

13. Income Taxes

The Company is required to file income tax returns in both the United States and China. Its operations in the United States have been insignificant and income taxes have not been accrued.  In China, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of China permit the carryforward of net operating losses for a period of five years.  At May 31, 2010, the Chinese entities had no net operating losses available for future use as confirmed by the local tax authority.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

	May 31, 2010	November 30, 2009
Deferred tax assets	$-	$256,010
Valuation allowance	-	(256,010)
Balance recognized	$-	$-

Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power.  A full valuation allowance has been established for the year ended November 30, 2009 since the Company is unable to determine if and when those benefits will be realized.

The following tables reconcile the effective income tax rate with the statutory rate for the period ended May 31, 2010:

Six months ended May 31, 2010	Income Before Income Taxes	Tax Provision	Rate of Tax
As reported on the consolidated statements of operations	$11,182,350	$2,755,592	24.6%
Gain not used in calculation of taxable income on the tax returns	(159,982)	-	0.4%
As calculated with statutory rate	$11,022,368	$2,755,592	25%

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005, and 2008.  The Company was also late in filing for the years ended November 30, 2006 and 2007. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  The Company is unable to determine the amount of any penalties that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2010 AND 2009
(UNAUDITED)

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes, or in respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2010. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

China has enacted legislation which appears to restrict the ability of entities considered foreign to China, like the Company, to have ownership interest in operating companies located in China.  The Company has taken steps to avoid any potential adverse impact of this legislation.  (See Note 1)

The Company did not file the information reports for the years ended November 30, 2004 through 2009 concerning its interests in foreign bank accounts on TD F 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank accounts over the six year periods since November 30, 2004. The Company does not believe that the failure to file the FBARs was “willful” and intends to seek a waiver of any penalties. The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through Coal Group, we produce coal using the longwall method of mining at the LaiYeGou coal mine located in the Dongsheng coal field near the Dongsheng district of Ordos City, Inner Mongolia.  In addition to selling coal we produce at our mine, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell by allocating space to coal mines in Inner Mongolia to ship their coal on rail cars to the port in Qinhuangdao, where regional users come to buy the coal on the open market. In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2008, we began to buy excess coal from other coal producers in Inner Mongolia and then pay to have that coal delivered by rail from the other companies’ mines to the Qinhuangdao port.  Our business of buying and re-selling coal on a proprietary basis expanded in 2009 as a result of our receipt of additional quota for space on trains from the local railway bureau.  Due to the increased quota, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our quota increased from 500,000 tons in 2009 to 840,000 tons in 2010.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2010 will vary with market conditions and is dependent on our ability to source commercially acceptable coal purchases and subsequent trades.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout XueJiaWan, the administrative center of Zhunger, one of the seven counties of Ordos.

Coal Group is the major revenue and profit driver of the Company. While the sales prices of heat and electricity units generated by Heat Power are regulated by government, sales prices of coal are market driven. Therefore, Coal Group enjoys a higher gross margin compared to Heat Power.

Coal Group experiences lower sales volume in Q1 each year due to the Chinese New Year holidays. Heat Power provides heating from October 15th each year to April 15th of the next calendar year, resulting in higher sales and profit in Q1, lower sales in Q2 and Q4, and no sales from heating in Q3 each year.

History

On November 30, 2004, we entered into a Share Exchange Agreement with Coal Group and Heat Power, both Chinese corporations, whereby we acquired all the issued and outstanding stock of Coal Group and 49% of the issued and outstanding stock of Heat Power in consideration of 45,000,000 shares of our common stock. The offers and sales of the shares were exempt from registration under Regulation S of the Securities Act as they were made to off-shore, non US residents. The remaining 51% of the shares of Heat Power is owned by Coal Group.

The shareholders of both companies unanimously agreed to enter into the Share Exchange Agreement for the purposes of restructuring in anticipation of becoming listed on the OTC Bulletin Board. We were formed by the shareholders of Coal Group and Heat Power for this purpose and prior to entering into the Share Exchange Agreement we had no assets, liabilities or equity and had not issued any of our shares. As a result of entering into the Share Exchange Agreement; the shareholders of Coal Group and Heat Power became our shareholders. The 45,000,000 shares issued to the shareholders of Coal Group and Heat Power were allocated based on the capital contributions or ownership of such shareholders. The Agreement therefore was a non-arms length transaction.

As a result of new PRC merger and acquisition regulations, the Company was required to undergo an application process to convert each of Coal Group and Heat Power from a domestic PRC company to a Foreign Invested Enterprise (“FIE”) pursuant to which a FIE business license would be obtained.  The regulations required the Company, as a foreign investor, to invest cash equity interest into both operating companies. Accordingly, the Company formulated a plan pursuant to which it would be able to raise the funds to become an FIE.  As part of this plan, on December 30, 2007, the Company acquired PPI, a Nevada company with no assets, liabilities or equity. The Company holds 100% of the issued and outstanding shares of PPI, or 5,000 common shares with a par value of $ 0.001.On December 31, 2007, PPI entered into a Trust Agreement with all the registered shareholders of Coal Group and Heat Power, pursuant to which all the shareholders are obligated to hold their interests in Coal Group and Heat Power (represented by their registered paid up capital contributions to date) in trust for PPI, for an eight year term, extendable for another five years. In addition, prior to the execution of the PPI Trust Agreement, controlling shareholders of the Company, including Wenxiang Ding, Yanhua Li and members of their immediate family, transferred their shares of the Company to Georgia Pacific Investments Inc. (“GPI”) and Axim Holdings Ltd. (“Axim”) to be held in trust with the view that GPI and Axim would sell the shares in the open market in order to fund a plan to convert Coal Group and Heat Power into FIEs to raise the mandated cash equity investment under PRC rules for FIEs. The sole shareholder and director of each of GPI and Axim is Yi Ding, son of WenXiang Ding, our President and Chief Executive Officer. The Company has decided to forgo the FIE plan in favor of an alternative structure involving the use of “variable interest entities” or VIEs to reduce any regulatory risks relating to the foreign ownership structure of the Company.

Pursuant to a VIE restructuring as contemplated by a framework contract entered in June 2009, a newly-formed subsidiary of the Company (“CEC China”), will enter into a series of contractual arrangements with the registered shareholders of the operating companies so that the control and the economic benefits and costs of ownership of the operating companies would flow directly to CEC China through a series of management and business cooperation agreements. CEC China would also have the option to purchase the equity interests in Coal Group and Heat Power held by the registered shareholders. The registered shareholders will pledge their equity interests in Coal Group and Heat Power as security for their agreement to comply with provisions of the management and cooperation agreements and would provide CEC China with a power of attorney to exercise all their shareholder rights in Coal Group and Heat Power. The contractual arrangements under the VIE structure are intended to comply with, and be enforceable under, applicable PRC law, and would adequately reduce any PRC regulatory risk without the capital contributions necessary under the FIE plan initially proposed by the Company. In connection with the planned VIE restructuring, the Company and the registered shareholders have entered into a framework contract in July 2009 pursuant to which the Company and the registered shareholders have agreed to enter into the aforementioned agreements.

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

Results of Operations

Results of operations – Three Months Ended May 31, 2010

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended May 31, 2010 compared to May 31, 2009:

Coal Group	Three Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$17,529,033	86	1,644,405	38
Cost of revenues	$9,041,968	44	965,883	22
Gross Profit	$8,487,065	42	678,522	16

Heat Power	Three Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$2,954,707	14	2,639,270	62
Cost of revenues	$2,983,930	15	3,271,056	77
Gross Profit	$(29,223)	(1)	(631,786)	(15)

Coal Group

For the three months ended May 31, 2010, revenues for Coal Group were $17,529,033 compared to $1,644,405 in the comparable three months in 2009. The $15,884,628 increase was due to the fact that the production at LaiYeGou coal mine was partially shut down for the installation of the long wall automatic mining equipments and normal production resumed in the third quarter in 2009 with the completion of the installment and adjustment of the equipment.  The increase of the volume of proprietary trading of coal also contributed to the increase of revenue from Coal Group as compared to the prior comparable quarter in 2009.

Coal Trading	Three Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$7,699,181	38	1,141,455	26
Cost of revenues	$5,198,322	25	748,247	17
Gross Profit	$2,500,859	13	393,208	9

Coal Production	Three Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$9,829,852	48	502,950	12
Cost of revenues	$3,843,646	19	217,636	5
Gross Profit	$5,986,206	29	285,314	7

Coal Group produced approximately 227,000 metric tons of coal during the three months ended May 31, 2010, compared to 12,000 metric tons in the comparable three months in 2009. Volume of coal sold by our proprietary trading business was approximately 183,000 metric tons during the three months ended May 31, 2010, compared to 16,000 metric tons in the comparable three months in 2009. We expect our 2010 annual production volume to be 800,000 metric tons.

Heat Power

For the three months ended May 31, 2010, revenues for Heat Power were $2,954,707 compared to $2,639,270 in the comparable three months in 2009.

For the three months ended May 31, 2010, revenues generated by Heat Power from its electricity operations were $1,158,751 compared to $1,033,782 in the comparable three month period in 2009.  Our revenue during the second quarter from our electricity operations was as follows:

Electricity Revenue for Quarter Ended May 31,

			Units of
			power
			supplied		Revenue
	Unit Price ($/KW.h)		(1000KW.h)		($)
Period	2010	2009	2010	2009	2010	2009	Variance
March	0.03	0.03	9,042	14,054	294,221	421,620	(127,399)
April	0.03	0.03	15,605	11,171	502,567	335,136	167,431
May	0.03	0.03	11,523	9,235	361,963	277,026	84,937

Total			36,170	34,460	1,158,751	1,033,782	124,969

For the three months ended May 31, 2010, revenues generated by Heat Power from its heating supply operations were $1,795,956 compared to $1,532,403 in the comparable three month period in 2009. The $263,553 increase was due to the increase of heating area to 2.7 million square meters in the second quarter this year from 2.1 million square meters in the same period last year.  The heating area increased due to the continued development of the XueJiaWan area.  We are expecting this trend to continue for at least through the end of this fiscal year.  Our revenue during the second quarter from our heating supply operations were as follows:

Heating Revenue for Quarter Ended May 31,

	Unit Price		Area (‘000)
	($/sq meters		sq meters		Revenue
	/month)		range)		($)
User	2010	2009	2010	2009	2010	2009	Variance
Residential	0.38*	0.34	2,039	1,440	1,156,772	923,380	233,392
Commercial	0.64	0.56	350	350	338,961	322,964	15,997
Municipal	0.64	0.56	310	310	300,223	286,059	14,164

Total			2,699	2,100	1,795,956	1,532,403	263,553

*	This price does not include subsidy received from government.

Cost of Sales

For the three months ended May 31, 2010, cost of sales increased by approximately $7,788,959 from the comparable three months in 2009, as a result of changes in the following expenses:

	Three Months Ended May 31,
	2010	2009	Variance
Coal & freight	$9,557,244	2,526,981	7,030,263
Heat resource rental	439,518	252,528	186,990
Depreciation & depletion	1,078,589	604,141	474,448
Salaries	297,141	217,199	79,942
Utilities	429,795	243,488	186,307
Operating supplies	156,719	102,335	54,384
Repairs	27,397	15,537	11,860
Others	39,495	274,730	(235,235)

Total	$12,025,898	4,236,939	7,788,959

For the three months ended May 31, 2010 our gross margin was 41% compared with 1% in the 2009 comparable three month period. The increase reflected the fact that the production at LaiYeGou coal mine was partially shut down due to the installation of the new mining equipment, and normal production resumed in the third quarter of last year with the completion of the installation and adjustment of the equipment. Under normal production conditions, Coal Group has higher gross margins than Heat Power, and it also contributes more to the total gross profit of the Company. Gross margin from Heat Power also increased because of the expanded heating area.

Utilities, operating supplies and repairs expenses are expected to increase in line with revenue.

Selling Expenses

For the three months ended May 31, 2010, selling expenses increased by approximately $1,186,048 compared to the same period in 2009 as a result of the expandsion of our proprietary coal trading business. We were able to expand such business because we were allotted additional space on trains from the local railway bureau.  Selling expenses are expected to increase in line with revenue.

	Three Months Ended May 31,
	2010	2009	Variance
Transportation & Storage	$864,642	159,745	704,897
Sales tax and other expenses	392,623	24,347	368,276
Office	82,511	5,780	76,731
Salaries and wages	37,665	5,644	32,021
Depreciation	4,123	-	4,123

Total	$1,381,564	195,516	1,186,048

General and Administrative Expenses

For the three months ended May 31, 2010, general and administrative expenses decreased by approximately $209,896 as a result of changes in the following expenses:

	Six Months Ended May 31,
	2010	2009	Variance
Office	$166,134	154,891	11,243
Professional and other fees	171,274	377,780	(206,506)
Salaries and wages	122,210	152,108	(29,898)
Travel	70,203	46,831	23,372
Depreciation	76,109	74,807	1,302
Repairs	6,466	24,654	(18,188)
Other	15,798	7,019	8,779

Total	$628,194	838,090	(209,896)

Professional and other fees. Professional fees were paid principally to various professionals including financial advisors, attorneys and accountants. Fees paid to professionals decreased significantly for the three months ended May 31, 2010 as compared to the comparable period in 2009 as a result of due diligence expenses incurred with the engagement of new service providers in 2009 that did not reoccur in 2010.

Finance Expenses

For the three months ended May 31, 2010 and May 31, 2009, finance expenses amounted to $555,652, and $103,334, respectively. The interest expense increased because we borrowed more money from lenders.

Results of operations – Six Months Ended May 31, 2010

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the six months ended May 31, 2010 compared to May 31, 2009.

Coal Group	Six Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$33,776,999	82	3,174,288	34
Cost of revenues	$19,375,642	47	2,554,033	27
Gross Margin	$14,401,357	35	620,255	7

Heat Power	Six Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$7,475,617	18	6,124,333	66
Cost of revenues	$6,476,663	16	6,370,158	69
Gross Margin	$998,954	2	(245,825)	(3)

Coal Group

For the six months ended May 31, 2010, revenues for Coal Group were $33,776,999 compared to $3,174,288 in the comparable six months in 2009. The $30,602,711 increase was due to the fact that the production at LaiYeGou coal mine was partially shut down for the installation of the long wall automatic mining equipment and normal production resumed in the third quarter in 2009 with the completion of the installment and adjustment of the equipment.  The increase of the volume of proprietary trading of coal also contributed to the increase of revenue from Coal Group as compared to the prior comparable six month period in 2009.

Coal Trading	Six Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$18,101,191	44	2,251,210	24
Cost of revenues	$13,736,357	33	2,129,513	23
Gross Margin	$4,364,834	11	121,697	1

Coal Production	Six Months Ended May 31,
		% to total		% to total
	2010	revenue	2009	revenue
Revenues	$15,675,808	38	923,078	10
Cost of revenues	$5,639,285	14	424,520	4
Gross Margin	$10,036,523	24	498,558	6

Coal Group produced approximately 383,000 metric tons of coal during the six months ended May 31, 2010, compared to 22,000 metric tons in the comparable six months in 2009. Volume of coal sold by our proprietary trading business is approximately 353,000 metric tons during the six months ended May 31, 2010, compared to 33,000 metric tons in the comparable six months in 2009. Coal Group’s business is seasonal in that sales are low in the first quarter of a year relative to the other three quarters due to the Chinese New Year holiday. During this time our business is closed for about two weeks.

Heat Power

For the six months ended May 31, 2010, revenues for Heat Power were $7,475,617 compared to $6,124,333 in the comparable six months in 2009.

For the six months ended May 31, 2010, revenues generated by Heat Power from its electricity operations were $2,146,825 compared to $1,945,428 in the comparable six month period in 2009. At the same time, revenues generated by Heat Power from its heating supply operations were $5,328,792 compared to $4,105,820 in the comparable six month period in 2009. This increase is due to our heating area expanding to 2.7 million square meters in the second quarter this year from 2.1 million square meters in the same period last year.  The heating area increased due to the continued development of the XueJiaWan area.

Cost of Sales

For the six months ended May 31, 2010, cost of sales increased by approximately $16,928,114 from the comparable six months in 2009, as a result of changes in the following expenses:

	Six Months Ended May 31,
	2010	2009	Variance
Coal & freight	$20,654,875	5,281,529	15,373,346
Heat resource rental	1,425,169	744,148	681,021
Depreciation & depletion	1,935,152	1,340,978	594,174
Salaries	666,644	394,168	272,476
Utilities	603,307	539,511	63,796
Operating supplies	291,243	261,827	29,416
Repairs	85,765	28,160	57,605
Other	190,150	333,870	(143,720)

Total	$25,852,305	8,924,191	16,928,114

For the six months ended May 31, 2010 our gross margin was 37% compared with 4% in the 2009 comparable six month period. The increase reflected the fact that the production at LaiYeGou coal mine was partially shut down due to the installation of the new mining equipments, and normal production resumed in the third quarter of last year with the completion of the installation and adjustment of the equipment. Under normal production conditions, Coal Group has higher gross margins than Heat Power, and it also contributes more to the total gross profit of the Company. Gross margin from Heat Power also increased because of the expanded heating area.

Utilities, operating supplies and repairs expenses are expected to increase in line with revenue.

Selling Expenses

For the six months ended May 31, 2010, selling expenses increased by approximately $1,984,128 compared to the same period in 2009 because we expanded our proprietary coal trading business since the second fiscal quarter of 2009 as a result of our receipt of additional space to ship coal on local railcars as allocated to us by the local railway bureau.  Selling expenses are expected to increase in line with revenue.

	Six Months Ended May 31,
	2010	2009	Variance
Transportation & Storage	$1,388,178	159,745	1,228,433
Sales tax and other expenses	619,691	52,838	566,853
Office	144,493	6,351	138,142
Salaries and wages	61,911	19,219	42,692
Depreciation	8,008	-	8,008

Total	$2,222,281	238,153	1,984,128

General and Administrative Expenses

For the six months ended May 31, 2010, general and administrative expenses increased by approximately $501,702 as a result of changes in the following expenses:

	Six Months Ended May 31,
	2010	2009	Variance
Office	$468,722	210,630	258,092
Professional and other fees	473,298	486,087	(12,789)
Salaries and wages	384,769	251,844	132,925
Travel	197,141	85,151	111,990
Depreciation	142,415	116,157	26,258
Repairs	35,546	40,266	(4,720)
Others	29,955	40,009	(10,054)

Total	$1,731,846	1,230,144	501,702

Salaries and wages. Salaries and wages increased due to purchases of safety equipment for coal mine workers and management, increases in salaries and increases in the number of employees

Travel. Travel expenses increased due to the work of government inspectors conducting coal mine inspections and our external service providers such as financial advisors and investor relations consultants.

Finance Expenses

For the six months ended May 31, 2010 and May 31, 2009, finance expenses amounted to $771,001, and $198,722, respectively. The interest expense increased because we borrowed more money from lenders.

Liquidity and Capital Resources

As of May 31, 2010 we had a working capital deficit of approximately $18,704,013. Please note that although shareholder loans are payable on demand and therefore classified as short-term loans, we may not need to pay back the loan within one year. We do not expect the shareholders to demand payment on such loans this year.  We anticipate that the combination of our sales and collection of accounts receivables, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. However we may require other sources of capital.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed, we will explore financing options such as shareholder loans. Shareholders loans are granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  Shareholder loans are payable on demand and interest is calculated at the range from zero to 5.310% per annum.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at May 31, 2010, were as follows:

	Balance	Interest Rate
Bank of Communications, due 3/9/11	$5,856,087	6.372%
HuaXia Bank, due 4/15/11	7,320,108	6.372%
China Construction Bank, due 4/22/11	2,928,043	6.903%

Total	$16,104,238

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $4,817,289 for the six months ended May 31, 2010 as compared to cash flows used in operating activities of $9,397,908 for the six months ended May 31, 2009. The following summarizes the inflow and outflow of cash for these periods:

	Six Months Ended May 31,
	2010	2009
Net income (loss)	$8,426,758	(1,498,917)
Depreciation and amortization	2,108,233	1,441,566
(Increase) in term deposit	(7,320,108)	-
(Increase) in restricted cash	(383,460)	-
(Increase) in accounts receivable	(3,048,758)	(1,803,791)
(Increase) in other receivables	(88,870)	(5,097,545)
Decrease (Increase) in advances to suppliers	1,287,107	(770,088)
Decrease (Increase) in inventory	1,579,460	(78,612)
(Decrease) Increase in deferred income	(126,984)	475,131
Increase (Decrease) in accounts payable	198,588	(4,133,827)
(Decrease) increase in advance from customers	(2,363,610)	838,514
Increase in accrued liabilities and other payables	4,439,585	415,551
Others	109,348	814,110
Net cash provided (used) by operating activities	$4,817,289	(9,397,908)

Term deposit: Term deposit represents amounts legally held by a bank which are not available for the Company’s general use.  These deposits are held as collateral for issuance of notes to vendors for purchase of coal which generally mature between three to six months.

Accounts receivable. The increase in accounts receivables is mainly attributable to an increase in Heat Power’s user fees made on account and not from an extension of time for accounts receivable from prior periods.

Advances to suppliers. Advances decreased as a result of less advances made for purchase of coal and freight from third party suppliers. Coal Group’s advances decreased during the second quarter of 2010 as a result of less outstanding orders as of the last day of the quarter.

Advances from customers. Advances on sales of coal represent the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances decreased during the second quarter of 2010 as a result of fewer outstanding orders as of the last day of the quarter.  The level of advances fluctuates depending upon how quickly Coal Group customers take delivery of their goods at any given time.

Inventory. Inventory mainly consists of coal for trading purposes. The balance of coal inventory decreased during the second quarter of 2010 as a result of less outstanding orders at the cut off time. As advances decrease, inventory is reduced because pre-paid customers take formal delivery of the goods, thereby allowing the Company to accrue revenue and decrease inventory to reflect the goods delivered.

Accrued liabilities and other payables. These amounts consist of, among others, loans borrowed from non-financial institutions, accruals made for loan interest, repairs and maintenance of heating plants, labor union fees, social insurance and technical training for our employees. Increase in accrual liabilities and other payables is mainly due to increase in loans borrowed from non-financial institutions amounting to $2,928,044.

Investing Activities:
Our cash flows used in investing activities were $9,566,083 for the six months ended May 31, 2010 and cash flows used in investing activities were $2,321,944 for the six months ended May 31, 2009.

Financing Activities:
Our cash flows provided by financing activities were $9,953,510 for the six months ended May 31, 2010 and cash flows provided by financing activities were $12,927,756 for the six months ended May 31, 2009.

The outstanding balances and interest rate of shareholder loans at May 31, 2010, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$4,979,281	5.310%
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,841,749	5.310%
Ordos City YiYuan Investment Co. Ltd.	1,666,191	5.310%
Yanhua Li	1,539,126	-
Yi Ding	47,217	-

Total	$10,073,564	-

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

B. Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended May 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any legal proceedings. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

None

ITEM 6 Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	CEO Section 302 Certification

31.2	CAO Section 302 Certification

32.1	CEO and CAO Section 906 Certification

10.1	Independent Director Agreement of Paul Li

10.2	Independent Director Agreement of Stephen Markscheid

10.3	Independent Director Agreement of Brock Silvers

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: July 15, 2010

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

	By:	/s/ Alex Gong
Alex Gong
Chief Financial Officer