Form 10-Q
period 2010-08-31
China Energy CORP
filed 2010-10-15
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 31, 2010

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	October 14, 2010
Common Stock, $ 0.001 par value	45,000,000 shares

TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative And Qualitative Disclosure About Market Risk
ITEM 4T	Controls and Procedures

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings.
ITEM 1A	Risk Factors
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.	Defaults Upon Senior Securities.
ITEM 4.	(Removed and Reserved)
ITEM 5.	Other Information.
ITEM 6.	Exhibits and Reports on Form 8-K
Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets,
•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
•	our ability to implement our growth strategy, anticipated trends in our business,
•	advances in technologies, and
•	other risk factors set forth herein.

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

ITEM 1.              FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED
AUGUST 31, 2010 AND 2009

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	$4,165,914	$5,073,645
Term deposit-restricted	7,345,488	-
Accounts receivable, net of allowance for doubtful accounts of $121,201 and $120,853, respectively	8,404,009	4,600,667
Other receivables	2,841,906	4,447,272
Advance to suppliers	4,511,336	5,511,630
Inventories	4,836,078	5,574,465
Total current assets	32,104,731	25,207,679

Fixed assets:
Property, plant and equipment	61,854,649	50,546,862
Construction in progress	6,069,246	4,236,281
	67,923,895	54,783,143
Less: accumulated depreciation and depletion	(10,180,956)	(7,456,849)
Fixed assets, net	57,742,939	47,326,294

Other assets:
Investment property, net of accumulated depreciation of $200,738 and $166,172, respectively	1,907,766	1,936,278
Intangible assets, net of amortization of $1,008,986 and $787,417, respectively	3,418,786	3,627,642
Restricted cash	535,501	149,898
Other long term assets	510,379	450,021
Notes receivable	27,968,634	7,913,100
Total other assets	34,341,066	14,076,939

TOTAL ASSETS	$124,188,736	$86,610,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$29,969,590	$12,012,012
Accounts payable	16,345,032	11,489,568
Notes payable	7,345,488	-
Advance from customers	7,415,849	12,125,187
Accrued liabilities	472,857	325,539
Other payables	738,915	387,729
Shareholder loans	8,749,104	9,972,279
Current portion of deferred income	881,957	822,930
Total current liabilities	71,918,792	47,135,244

Deferred income, net of current portion	6,114,243	6,224,033

Total liabilities	78,033,035	53,359,277

Stockholders’ equity:
Common stock (authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding, respectively)	45,000	45,000
Additional paid-in capital	9,036,039	8,970,805
Retained earnings	24,956,344	12,542,081
Statutory reserves	8,390,155	8,078,765
Other comprehensive income	3,728,163	3,614,984
Total stockholders’ equity	46,155,701	33,251,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,188,736	$86,610,912

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the nine months ended August 31,		For the three months ended August 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Revenues	$62,404,876	$19,425,386	$21,152,260	$9,962,620
Cost of revenues	(38,351,847)	(16,690,400)	(12,499,542)	(7,766,209)
Gross profit	24,053,029	2,734,986	8,652,718	2,196,411

Operating expenses:
Selling and marketing	(3,490,979)	(1,076,552)	(1,268,698)	(838,399)
General and administrative	(2,748,519)	(2,232,749)	(1,016,673)	(1,002,605)
Total operating expenses	(6,239,498)	(3,309,301)	(2,285,371)	(1,841,004)

Income (loss) from operations	17,813,531	(574,315)	6,367,347	355,407

Investment income (loss)	-	36,841	-	(6)
Non-operating income	1,107,448	493,367	424,770	168,194
Finance expenses, net	(1,377,543)	(580,212)	(606,542)	(381,490)
Non-operating expenses	(291,837)	(882,189)	(116,326)	(125,106)
Income (loss) before income taxes	17,251,599	(1,506,508)	6,069,249	16,999

(Provision for) income taxes	(4,525,946)	(448,778)	(1,770,354)	(473,368)

Net income (loss)	$12,725,653	$(1,955,286)	$4,298,895	$(456,369)

Other comprehensive income

Foreign currency translation adjustment	113,179	2,918,007	136,970	2,839,002

Total comprehensive income	$12,838,832	$962,721	$4,435,865	$2,382,633

Net income (loss) per common share, basic and diluted	$0.28	$(0.04)	$0.10	$(0.01)

Weighted average common shares outstanding, basic and diluted	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2010
(UNAUDITED)

	Common Stock		Additional Paid in	Retained	Statutory	Other Comprehensive
	Shares	Amounts	capital	Earnings	Reserves	income	Total

Balance as of December 1, 2009	45,000,000	$45,000	$8,970,805	$12,542,081	$8,078,765	$3,614,984	$33,251,635

Net income for the period	-	-	-	12,725,653	-	-	12,725,653
Other comprehensive income	-	-	-	-	-	113,179	113,179
Stock-based compensation	-	-	65,234	-	-	-	65,234
Allocation of statutory reserve	-	-	-	(311,390)	311,390	-	-

Balance as of August 31, 2010	45,000,000	$45,000	$9,036,039	$24,956,344	$8,390,155	$3,728,163	$46,155,701

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended August 31,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net income (loss)	$12,725,653	$(1,955,286)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,019,559	2,168,615
Stock based compensation	65,234	-
Loss on disposal of property, plant and equipment	-	740,058
Gain from short term investments	-	(36,841)
Changes in operating assets and liabilities:
(Increase) in term deposit-restricted	(7,345,488)	-
(Increase) in restricted cash	(385,603)	-
(Increase) in accounts receivable	(3,803,690)	(2,986,260)
Decrease in other receivables	1,605,366	1,252,468
(Increase) in advance to suppliers	(637,916)	(787,908)
Decrease (increase) in inventories	738,387	(4,388,091)
(Increase) in other long term assets	(25,000)	(29,283)
(Decrease) increase in deferred income	(50,763)	306,525
Increase in accounts payable	660,882	2,090,381
(Decrease) increase in advance from customers	(4,709,338)	7,907,009
Increase in notes payable	7,345,488	-
Increase (decrease) in accrued liabilities and other payables	607,852	(3,981,658)
Net cash provided by operating activities	9,810,623	299,729

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,041,280)	(5,314,241)
Proceeds received on sales of fixed assets	-	75,485
Increase in construction in progress	(2,186,114)	(1,247,575)
(Increase) in notes receivable	(20,617,494)	(5,215,264)
Payments received on notes receivable	561,960	893,419
Net cash (used in) investing activities	(27,282,928)	(10,808,176)

Cash flows from financing activities:
Proceeds from short term bank loans	29,929,138	16,403,767
Principal payments made on short term bank loans	(12,030,340)	(2,929,244)
Advance from shareholders	-	4,439,269
Repayments of shareholder loans	(1,450,852)	(2,081,017)
Net cash provided by financing activities	16,447,946	15,832,775

Effect of exchange rate changes on cash	116,628	2,581,150

Net (decrease) increase in cash and cash equivalents	(907,731)	7,905,478

Cash and cash equivalents, beginning of period	5,073,645	456,802

Cash and cash equivalents, end of period	$4,165,914	$8,362,280

Supplemental disclosure of cash flow information

Cash paid for interest	$1,070,341	$514,526
Cash paid for income taxes	$349,114	$263,336

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2010 AND 2009
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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the People’s Republic of China (“PRC”) law.  It was not until certain changes in PRC law, which became definitive in 2006, that the Company was made clear that a series of procedures of governmental approvals and certain additional corporate actions would be condition precedents to that perfection.

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

Heat Power obtains its supply of powdered coal required to generate heat production from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”).  It also obtains its supply through various other coal mines in the area.  The Coal Group does not sell any coal to Heat Power.

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of August 31, 2010 and for the three and nine month periods ended August 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements, including the accounts of China Energy Corporation and its wholly owned subsidiary, Coal Group.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2010.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-6, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In additional, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update will not have a material impact on the Company’s consolidated results of operations or financial position.

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

Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”   All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of operations amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	August 31, 2010	August 31, 2009	November 30, 2009
Balance sheet items, except for the registered capital, additional paid-in capital, statutory reserves, retained earnings and other comprehensive income, as of period end	US$1=RMB 6.8069	US$1=RMB 6.8299	US$1=RMB 6.8265

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB 6.8161	US$1=RMB 6.8277	US$1=RMB 6.8330

For the nine months ended August 31, 2010, a foreign currency translation adjustment of $113,179 has been reported as other comprehensive income in the consolidated statements of changes in stockholders’ equity.

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

Term Deposit-Restricted

Term deposit-restricted represents deposits held by a bank which are not available for the Company’s general use.  These deposits are held as collateral for issuance of notes to vendors for purchase of coal which generally mature between three to six months.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  As of August 31, 2010 and November 30, 2009, the balances of the allowance for doubtful accounts were $121,201 and $120,853, respectively.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies.  Inventories are valued at the lower of cost or market, with cost being determined on the first in, first out basis.  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market.  The Company did not make any inventory adjustments for the three and nine months ended August 31, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset.  Depreciation is computed using the straight line method over the estimated useful lives of property, plant and equipment, which are approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings.  Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.  Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited.  Maintenance and repairs are generally expensed as incurred.  When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Costs of mine development, expansion of the capacity of or extending the life of the mine (“Mining Structures”) are capitalized and amortized using the units-of-production (“UOP”) method over the productive life of the mine based on proven and probable reserves.  Mining Structure includes the main and auxiliary mine shafts, underground tunnels, ramps, and other integrant mining infrastructure.

Investment Property

Investment property represents rental property purchased by the Company for investment purposes.  Depreciation is computed using the straight line method over the estimated useful life of 45 years.  The related rental income is included in non-operating income in the accompanying consolidated statements of operations.

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

Restricted Cash

Long-term restricted cash represents the bank deposits placed as a guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earn interest at 0.6% per annum.

Advance from Customers

Advance from customers primarily consists of payments received from customers by the Coal Group and Heat Power prior to the delivery of goods and services.

Notes Payable

Notes payable represents two bank acceptance bills issued by a bank with no interest, maturing in November 2010.  The notes are collateralized by a restricted term deposit.

Deferred Income

Deferred income represents reimbursements received by Heat Power from various real estate development companies for the cost of constructing pipelines to connect to rural areas being developed.  The income is recognized on a straight line basis over the estimated useful life of the pipelines of ten years.

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed, at least annually, for impairment or, whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable.  The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value.  No impairment of long-lived assets was recognized for the three and nine months ended August 31, 2010 and 2009.

Recognition of Revenue

Revenues from sales of products are recognized when the products are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Revenue associated with sales of coal is recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.

Heat Power supplies heat to users directly and supplies electricity through a government controlled intermediary. Revenue from sales of heat and electricity represents the amount of tariffs billed for heat and electricity generated and transmitted to the users and government controlled intermediary, respectively.

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay a resource compensation fee of $210,889 and $70,578 for the nine months ended August, 2010 and 2009, respectively, and $87,049 and $54,693, respectively, for the three months then ended, which is included in cost of revenues in the consolidated statements of operations.

Environmental Costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The potential environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the consolidated balance sheets of the Company.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advance to suppliers, other receivables, short term bank loans, accounts payable, advance from customers, accrued liabilities, other payables and shareholders’ loans. As of August 31, 2010 and November 30, 2009, the carrying values of these financial instruments approximated their fair values.

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

The statutory reserves consist of the following:

	August 31, 2010	November 30, 2009

Surplus Reserve and Common Welfare fund	$2,447,598	$2,447,598
Safety and Maintenance fund	5,942,557	5,631,167
Total statutory reserves	$8,390,155	$8,078,765

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation”, which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as general and administrative expense in the consolidated statements of operations over the requisite service period.

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

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current periods’ presentation.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 94 million (equivalent to US$13.8 million) as of August 31, 2010, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	Nine Months Ended August 31,
	2010			2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	8,094,206	50,977,131	59,071,337	6,863,482	12,392,183	19,255,665
Sales – government subsidies	3,333,539	-	3,333,539	169,721	-	169,721
Finance expense, net	374,892	1,002,651	1,377,543	157,725	422,487	580,212
Depreciation and depletion	1,914,246	1,105,313	3,019,559	1,837,328	331,287	2,168,615
Segment profit (loss)	859,765	11,865,888	12,725,653	(2,492,790)	537,504	(1,955,286)

	Three Months Ended August 31,
	2010			2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	618,589	17,200,132	17,818,721	739,149	9,217,895	9,957,044
Sales – government subsidies	3,333,539	-	3,333,539	5,576	-	5,576
Finance expense, net	197,737	408,805	606,542	48,502	332,988	381,490
Depreciation and depletion	555,351	355,975	911,326	609,494	117,556	727,050
Segment profit (loss)	261,150	4,037,745	4,298,895	(846,609)	390,240	(456,369)

	August 31, 2010			November 30, 2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Segment assets	56,235,428	67,953,308	124,188,736	49,346,842	37,264,070	86,610,912
Construction in progress	5,542,092	527,154	6,069,246	3,514,152	722,129	4,236,281
Investment property, net	-	1,907,766	1,907,766	-	1,936,278	1,936,278

4.	Shareholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by shareholder loans. Balances are detailed below:

	August 31, 2010	November 30, 2009
Ordos City YiYuan Investment Co., Ltd.	$1,689,810	$1,634,404
Hangzhou Dayuan Group, Ltd.	5,047,679	5,428,963
Xinghe County Haifu Coal Transportation & Sales Co., Ltd.	1,867,274	1,807,686
Wenxiang Ding	96,960	28,565
Yanhua Li	-	1,025,416
Yi Ding	47,381	47,245
Total	$8,749,104	$9,972,279

The shareholder loans are due on demand with interest as follows:

	August 31, 2010		November 30, 2009
	Balance	Interest rate	Balance	Interest rate
Shareholder loans – interest free	$144,341	0%	$1,101,226	0%
Shareholder loans – interest bearing	6,493,411	5.310%	6,964,156	3.155%
Interest payable	2,111,352		1,906,897
Total	$8,749,104		$9,972,279

5.	Lease Obligation

The Company leases an office under an operating lease expiring December 31, 2011. The minimum future annual rent payments under the lease as of August 31, 2010 are approximated as follows:

Year Ending	Annual
November 30,	Amount
2010	$22,036
2011	88,146
2012	7,345
Total	$117,527

Rent expense charged to operations for the nine months ended August 31, 2010 and 2009 was $66,020 and $65,908, respectively, and was $22,007 and $21,969 for the three months then ended.

6.   Advances to Suppliers

As is customary in China, the Company has made advances to various suppliers.  At August 31, 2010 and November 30, 2009, advances amounted to $4,511,336 and $5,511,630, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

7.  Other Receivables

Other receivables consist of the following:

	August 31, 2010	November 30, 2009
Loans to suppliers and other associated firms	$1,052,493	$1,332,038
Deposit funds to secure agreements	70,130	509,392
Employee expense advances	177,149	217,643
Government subsidies receivable	616,157	1,464,880
Heat network access fee receivable	925,977	923,319
Total	$2,841,906	$4,447,272

On a periodic basis, management reviews these balances and establishes allowances where there is doubt as to the collectability of the individual balance.  In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.   The Company considers all other receivables at August 31, 2010 and November 30, 2009 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

8.   Fixed Assets

Fixed assets, consisting principally of buildings, machinery and equipment and construction in progress, are summarized as follows:

	August 31, 2010	November 30, 2009
Buildings	$9,961,293	$9,682,139
Machinery & equipment	49,848,534	39,322,399
Automotive equipment	1,077,949	919,922
Office Equipment	966,873	622,402
Construction in progress	6,069,246	4,236,281
	67,923,895	54,783,143
Accumulated depreciation and depletion	(10,180,956)	(7,456,849)
Fixed assets, net	$57,742,939	$47,326,294

Depreciation expense charged to operations for the nine months ended August 31, 2010 and 2009 was $2,698,988 and $1,955,370, respectively and was $806,226 and 651,898 for the three months then ended, respectively.

9.   Notes Receivable

Certain loans were made for strategic purposes.  Notes receivable, which are non-interest bearing except as noted below and payable on demand, consist of the following:

	August 31, 2010	November 30, 2009
Inner Mongolia XiangRong Investment Management Co., Ltd. (a)	$1,382,870	$1,378,900
Inner Mongolia Tehong Investment Co., Ltd. (a)	20,922,440	3,244,785
Inner Mongolia Tehong Coal Chemical Co., Ltd. (a)	3,208,509	761,737
QuanYing Coal Mine	354,351	916,311
Inner Mongolia XinKe Kaolin Fabrication Plant	1,645,389	1,611,367
Inner Mongolia Tehong Glass Co.,Ltd. with interest at 11.16% (a)	455,075	-
Total notes receivable	$27,968,634	$7,913,100

(a)
Related parties affiliated to the Company by common control. The Company lent RMB 94 million (US$13,809,517) to certain affiliates controlled by the family of the Company’s Chairman to make an investment intended to increase significantly the Company’s mining rights and reserves in Inner Mongolia.  The Company plans to unwind this loan in order to evaluate alternative structures for making these types of investments directly through its operating companies.

10. Short Term Bank Loans

The Company has bank loans collateralized by the investment property and guaranteed by two related parties, Inner Mongolia Tehong Glass Co., Ltd. and Inner Mongolia XiangRong Investment Management Co., Ltd, and a third party company. Relevant terms of these bank loans are as follows:

	August 31,2010	November 30, 2009
Bank loan due 3/9/11, with interest at 6.372%	$5,876,390	$-
Bank loan due 4/15/11, with interest at 6.372%	7,345,488	-
Bank loan due 4/22/11, with interest at 6.903%	2,938,195	-
Bank loan due 7/27/11, with interest at 5.841%	6,464,029	-
Bank loan due 6/29/11, with interest at 5.310%	7,345,488	-
Bank loan due 12/5/09, with interest at 6.696%	-	1,757,855
Bank loan due 3/15/10, with interest at 6.372%	-	8,789,277
Bank loan due 4/21/10, with interest at 6.372%	-	1,464,880
Total	$29,969,590	$12,012,012

11. Fair Value Measurement

FASB ASC 820, “Fair Value Measurements and Disclosures”, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at August 31, 2010.

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

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of August 31, 2010:

	Level 1	Level 2	Level 3	Total
Notes receivable	$-	$-	$27,968,634	$27,968,634
Total	$-	$-	$27,968,634	$27,968,634

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

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

	Notes Receivable	Total
Balance, December 1, 2009	$7,913,100	$7,913,100
Purchases, sales, issuance and settlements (net)	20,055,534	20,055,534
Balance, August 31, 2010	$27,968,634	$27,968,634

12. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  Government subsidies amounted to $3,333,539 and $169,721 for the nine month periods ended August 31, 2010 and 2009, respectively, and $3,333,539 and $5,576 for the three months then ended.  All the government subsidies are included in revenues in the accompanying consolidated statements of operations.

13. Income Taxes

The Company is required to file income tax returns in both the United States and China.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In China, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of China permit the carryforward of net operating losses for a period of five years.  At August 31, 2010, the Chinese entities had no net operating losses available for future use as confirmed by the local tax authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

	August 31, 2010	November 30, 2009
Deferred tax assets	$-	$256,010
Valuation allowance	-	(256,010)
Balance recognized	$-	$-

Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power.  A full valuation allowance has been established for the year ended November 30, 2009 since the Company is unable to determine if and when those benefits will be realized.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Nine months ended August 31, 2010	Income Before Income Taxes	Tax Provision	Rate of Tax

As calculated with statutory rate	$18,103,784	$4,525,946	25%
Expenses not deductible for calculation of taxable income on the tax returns	(852,185)	-	1.2%
As reported on the consolidated statements of operations	$17,251,599	$4,525,946	26.2%

Nine months ended August 31, 2009	Income Before Income Taxes	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,795,112	$448,778	25%
Expenses not deductible for calculation of taxable income on the tax returns	(3,301,620)	-	(55)%
As reported on the consolidated statements of operations	$(1,506,508)	$448,778	(30)%

Three months ended August 31, 2010	Income Before Income Taxes	Tax Provision	Rate of Tax

As calculated with statutory rate	$7,081,416	$1,770,354	25%
Expenses not deductible for calculation of taxable income on the tax returns	(1,012,167)	-	4.2%
As reported on the consolidated statements of operations	$6,069,249	$1,770,354	29.2%

Three months ended August 31, 2009	Income Before Income Taxes	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,893,472	$473,368	25%
Expenses not deductible for calculation of taxable income on the tax returns	(1,876,473)	-	2,760%
As reported on the consolidated statements of operations	$16,999	$473,368	2,785%

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through August 31, 2010.  However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

14. Stock-Based Compensation

In 2008, the Company granted to its officers, directors and independent consultants options to purchase 4,500,000 shares of common stock with exercise price at $0.5.  In 2010, the options were had either expired or were cancelled.

On May 31, 2010, the Company granted options to each of its three independent directors an option to purchase 20,000 shares of common stock at an exercise price of $2.09 per share.  The options vest over one year in equal, quarterly installments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2010, subject to their continued service as a director.  The Board, or the Compensation Committee of the Board of Directors will determine if the performance conditions have been met.

The fair value of the options is estimated using the Black-Scholes option pricing model. Expected volatility is based on historical volatility data of the Company’s stock.  The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding.  The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the options.  The weighted average estimated grant date fair value for options granted to the independent directors was $2.09 per share.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

May 31, 2010
Expected dividend yield	-
Expected stock price volatility	210.57%
Risk free interest rate	3.29%
Expected life (years)	10 years

The stock-based compensation included in general and administrative expenses in the accompanying consolidated statements of operations was $65,234 for the three and nine months ended August 31, 2010.

The Company will issue new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2009	4,500,000	$0.5	One year	-
Granted	60,000	2.09	10 years	-
Exercised	-	-	-	-
Cancelled and expired	(4,500,000)	0.5
Forfeited	-	-	-	-

Outstanding at August 31, 2010	60,000	$2.09	10 years	-

Vested and expected to vest at August 31, 2010	15,000	$2.09	10 years	-

Exercisable at August 31, 2010	15,000	$2.09	10 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three and nine months ended August 31, 2010.

As of August 31, 2010, $60,075 of total unrecognized compensation costs related to non vested options were scheduled to be recognized through May 31, 2011.

15. Contingency

As is customary in China, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance.  As a result the Company is effectively self-insuring risk of potential accidents that may occur in the workplace.  Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its consolidated financial statements.

China has enacted legislation which appears to restrict the ability of entities considered foreign to China, like the Company, to have ownership interest in operating companies located in China.  The Company has taken steps to avoid any potential adverse impact of this legislation.  (See Note 1)

The Company did not file the information reports for the years ended November 30,2004 through 2008 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”).  For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank.  The Company does not believe that the failure to file the FBAR was “willful” and intends to seek a waiver of any penalties.  The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through Coal Group, we produce coal using the longwall method of mining at the LaiYeGou coal mine located in the Dongsheng coal field near the Dongsheng district of Ordos City, Inner Mongolia.   In addition to selling coal we produce at our mine, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell by allocating space to coal mines in Inner Mongolia to ship their coal on rail cars to the port in Qinhuangdao, where regional users come to buy the coal on the open market. In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2008, we began to buy excess coal from other coal producers in Inner Mongolia and then pay to have that coal delivered by rail from the other companies’ mines to the Qinhuangdao port.   Our business of buying and re-selling coal on a proprietary basis expanded in 2009 as a result of our receipt of additional quota for space on trains from the local railway bureau.  Due to the increased quota, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our quota increased from 500,000 tons in 2009 to 840,000 tons in 2010 (the increase to 660,000 tons was acknowledged in writing by the local railway bureau and the rest was orally acknowledged).  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2010 will vary with market conditions and is dependent on our ability to source commercially acceptable coal purchases and subsequent trades.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

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

History

On November 30, 2004, we entered into a Share Exchange Agreement with Coal Group and Heat Power, both Chinese corporations, whereby we agreed to acquire all the issued and outstanding stock of Coal Group and 49% of the issued and outstanding stock of Heat Power in consideration of 45,000,000 shares of our common stock. The offers and sales of the shares were exempt from registration under Regulation S of the Securities Act as they were made to off-shore, non US residents. The remaining 51% of the stock of Heat Power is owned by Coal Group.

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

As a result of  PRC merger and acquisition regulations, the Company was required to undergo an application process to convert each of Coal Group and Heat Power from a domestic PRC company to a Foreign Invested Enterprise (“FIE”) pursuant to which a FIE business license would be obtained.  The regulations required the Company, as a foreign investor, to invest cash equity interest into both operating companies. Accordingly, the Company formulated a plan pursuant to which it would be able to raise the funds to become an FIE.  As part of this plan, on December 30, 2007, the Company acquired PPI, a Nevada company with no assets, liabilities or equity. The Company holds 100% of the issued and outstanding shares of PPI, or 5,000 common shares with a par value of $ 0.001.On December 31, 2007, PPI entered into a Trust Agreement with all the registered shareholders of Coal Group and Heat Power,  pursuant to which all the shareholders are obligated to hold their interests in Coal Group and Heat Power  (represented by their registered paid up capital contributions to date) in trust for PPI, for an eight year term, extendable for another five  years. In addition, prior to the execution of the PPI Trust Agreement, controlling shareholders of the Company, including Wenxiang Ding, Yanhua Li and members of their immediate family, transferred their shares of the Company to Georgia Pacific Investments Inc. (“GPI”) and Axim Holdings Ltd. (“Axim”) to be held in trust with the view that GPI and Axim would sell the shares in the open market in order to fund a plan to convert Coal Group and Heat Power into FIEs to raise the mandated cash equity investment under PRC rules for  FIEs. The sole shareholder and director of each of GPI and Axim is Yi Ding, son of WenXiang Ding, our President and Chief Executive Officer. The Company has decided to forgo the FIE plan in favor of  an alternative structure involving the use of “variable interest entities” or VIEs to reduce any regulatory risks relating to the foreign ownership structure of the Company.

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

Operating Companies

Coal Group

Coal Group, organized in China on August 8, 2000, produces coal from the LaiYeGou coal mine located in Ordos City, Inner Mongolia, PRC.  Since the acquisition of LaiYeGou in 1999, Coal Group’s principal activities consist of the production of “powdered” coal and “lump” coal from raw coal and the sale of products to heating and power industries, distributors and coking factories for steel production.  Coal Group also buys, sells, and transports coal, as part of its proprietary coal trading activities.

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

Heat Power obtains its supply of powdered coal required to generate heat production principally from Zhunger County Guanbanwusu Coal Mine (“Guanbanwusu”), an unrelated third party vendor. It also obtains coal from various other coal mines in the area. We do not supply Heat Power with coal for fuel.

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

Results of Operations

Results of operations – Three Months Ended August 31, 2010

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended August 31, 2010 compared to August 31, 2009:

Coal Group	Three Months Ended August 31,
		% of total		% of total
	2010	revenue	2009	revenue
Revenues	$17,200,132	81%	$9,217,895	93%
Cost of revenues	9,349,004	44%	6,594,918	66%
Gross Profit	$7,851,128	37%	$2,622,977	27%

Heat Power	Three Months Ended August 31,
		% of total		% of total
	2010	revenue	2009	revenue
Revenues	$3,952,128	19%	$744,725	7%
Cost of revenues	3,150,538	15%	1,171,291	12%
Gross Profit	$801,590	4%	$(426,566)	(5)%

Coal Group

For the three months ended August 31, 2010, revenues for Coal Group were $17,200,132 compared to $9,217,895 in the comparable three months in 2009. The $7,982,237 increase was due to the fact that the production at LaiYeGou coal mine was partially shut down for the installation of the long wall automatic mining equipments and normal production resumed in mid July 2009 with the completion of the installation and adjustment of the equipment and increases in the selling price of coal in the 2010 period..  In addition, the increase of the volume of proprietary trading of coal also contributed to the increase of revenue from Coal Group as compared to the prior comparable quarter in 2009.

Coal Trading	Three Months Ended August 31,
		% of tal		% of total
	2010	revenue	2009	revenue
Revenues	$7,551,347	36%	$4,657,537	47%
Cost of revenues	5,894,313	28%	5,029,074	50%
Gross Profit	$1,657,034	8%	$(371,537)	(3)%

Coal Production	Three Months Ended August 31,
		% of total		% of total
	2010	revenue	2009	revenue
Revenues	$9,648,785	45%	$4,560,358	46%
Cost of revenues	3,454,691	16%	1,565,844	16%
Gross Profit	$6,194,094	29%	$2,994,514	30%

Coal Group produced approximately 215,000 metric tons of coal during the three months ended August 31, 2010, compared to 136,000 metric tons in the comparable three months in 2009. Volume of coal sold by our proprietary trading business was approximately 144,000 metric tons during the three months ended August 31, 2010, compared to 114,000 metric tons in the comparable three months in 2009. We expect our 2010 annual production volume to be 800,000 metric tons.

Heat Power

For the three months ended August 31, 2010, revenues for Heat Power were $3,952,128 compared to $744,725 in the comparable three months in 2009.

For the three months ended August 31, 2010, revenues generated by Heat Power from its electricity operations were $752,747 compared to $739,149 in the comparable three month period in 2009.  Our revenue during the third quarter from our electricity operations was as follows:

Electricity Revenue for Quarter Ended August 31,

			Units of
			power
	Unit Price*		supplied		Revenue
	($/KW.h)		(1000KW.h)		($)
Period	2010	2009	2010	2009	2010	2009	Variance
June	0.03	0.03	10,954	9,557	340,102	278,975	61,127
July	0.03	0.03	7,556	6,453	226,625	188,376	38,249
August	0.03	0.03	6,961	9,311	186,020	271,798	(85,778)

Total			25,471	25,321	752,747	739,149	13,598

* Unit price of electricity in the non-heating season is slightly lower than that in heating season, which is not reflected in this table due to rounding.

In the third quarter, we also received one-off government subsidies of $3,333,539 in connection with providing heating at the reduced rates set by the government to ensure that the local residents can afford to make the payments.

Cost of Sales

For the three months ended August 31, 2010, cost of sales increased by approximately $4,733,333 from the comparable three months in 2009, as a result of changes in the following expenses:

	Three Months Ended August 31,
	2010	2009	Variance
Coal & freight	$10,048,091	$6,751,261	$3,296,830
Heat resource rental	507,012	-	507,012
Depreciation & depletion	820,813	656,148	164,665
Salaries and welfares	259,262	138,562	120,700
Utilities	269,348	-	269,348
Operating supplies	399,265	108,233	291,032
Repairs	167,141	109,135	58,006
Other	28,610	2,870	25,740

Total	$12,499,542	$7,766,209	$4,733,333

For the three months ended August 31, 2010 our gross margin was 41% compared with 22% in the 2009 comparable three month period. The increase in gross margin was due to a increase in the selling price of coal to our customers. Gross margin for Heat Power also increased because of the expanded heating supply area and the receipt of government subsidies for the provision of heat at reduced rates to the local residents.

Utilities, operating supplies and repair expenses are expected to increase in line with the additional heating supply area.

Heat resource rental: we purchased steam from other suppliers to ensure a stable and reliable heat supply as we increased our service coverage area since 2009. When recording the heat resource rental fee, we normally accrue such cost in the heat season, and adjust the number after we settle the amount with the heat resource suppliers. Numbers recorded in this quarter were adjustments to the previously recorded amount.

Depreciation and depletion: increase in depreciation and depletion was mainly due to: (i).an increase in the heating supply area and the corresponding construction of additional pipelines and, (ii). the use of the UOP method to amortize the mining right and the mining equipment which causes the depreciation and depletion to  increase  with the output of coal.

Salaries and welfares: salaries increased as a result of a pay increase to approximately 25 upper management at LaiYeGou coal mine since May 2010.and the hiring of new personnel at Heat Power.

Selling Expenses

For the three months ended August 31, 2010, selling expenses increased by approximately $430,299 compared to the same period in 2009 because our proprietary coal trading business is continuing to expand in 2010. Volume of coal sold by our proprietary trading business was approximately 144,000 metric tons during the three months ended August 31, 2010, compared to 114,000 metric tons in the comparable three months in 2009.   Selling expenses are expected to increase in line with coal trading volume.

	Three Months Ended August 31,
	2010	2009	Variance
Transportation & Storage	$882,101	$598,600	$283,501
Sales tax and other expenses	283,025	157,276	125,749
Office	51,550	41,048	10,502
Salaries and welfares	47,154	41,475	5,679
Depreciation	4,868	-	4,868

Total	$1,268,698	$838,399	$430,299

General and Administrative Expenses

For the three months ended August 31, 2010, general and administrative expenses increased by approximately $14,068 as a result of changes in the following expenses:

	Three Months Ended August 31,
	2010	2009	Variance
Office	$239,221	$372,209	$(132,988)
Professional and other fees	288,371	250,076	38,295
Salaries and welfares	218,576	145,771	72,805
Travel	97,591	95,856	1,735
Depreciation	74,261	62,569	11,692
Repairs	7,738	10,061	(2,323)
Stock options	65,234	-	65,234
Other	25,681	66,063	(40,382)

Total	$1,016,673	$1,002,605	$14,068

Office. We purchased renovation related articles for the office building of LaiYeGou coal mine in the third quarter of last year. Such expenses were one-off expenses.

Professional and other fees. Professional fees were paid principally to various professionals including financial advisors, attorneys and accountants. Fees paid to professionals increased slightly for the three months ended August 31 2010 as compared to the comparable period in 2009 due to the renewal of several licenses relating to coal mining in the 2010 quarter.

Salaries and welfares. Salaries increased as a result of a pay increase to approximately 25 upper management employees at LaiYeGou coal mine since May 2010 and the hiring of new personnel at Heat Power.

Stock options. On May 31, 2010, we granted options to each of our three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.09 per share. The stock-based compensation was $65,234 for the three months ended August 31, 2010.

Finance Expenses

For the three months ended August 31, 2010 and August 31, 2009, finance expenses amounted to $606,542, and $381,490, respectively. The interest expense increased because increases in borrowings.

Results of operations – Nine Months Ended August 31, 2010

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the nine months ended August 31, 2010 compared to August 31, 2009.

Coal Group	Nine Months Ended August 31,
		% of total		% of total
	2010	revenue	2009	revenue
Revenues	$50,977,131	82%	$12,392,183	64%
Cost of revenues	28,763,617	46%	9,187,923	47%
Gross Margin	$22,213,514	36%	$3,204,260	17%

Heat Power	Nine Months Ended August 31,
		% of total		% of total
	2010	revenue	2009	revenue
Revenues	$11,427,745	18%	$7,033,203	36%
Cost of revenues	9,588,230	15%	7,502,477	39%
Gross Margin	$1,839,515	3%	$(469,274)	(3)%

Coal Group

For the nine months ended August 31, 2010, revenues for Coal Group were $50,977,131 compared to $12,392,183 in the comparable nine months in 2009. The $38,584,948 increase was due to the fact that the production at LaiYeGou coal mine was partially shut down for the installation of the long wall automatic mining equipment and normal production resumed in mid July 2009 with the completion of the installation and adjustment of the equipment and increases in the selling price of coal in the 2010 period.  In addition, the increase of the volume of proprietary trading of coal also contributed to the increase of revenue from Coal Group as compared to the prior comparable nine month period in 2009.

Coal Trading	Nine Months Ended August 31,
		% of total		% of total
	2010	revenue	2009	revenue
Revenues	$25,652,538	41%	$6,908,747	36%
Cost of revenues	19,669,641	31%	7,197,560	37%
Gross Margin	$5,982,898	10%	$(288,813)	(1)%

Coal Production	Nine Months Ended August 31,
		% of total		% of total
	2010	revenue	2009	revenue
Revenues	$25,324,593	41%	$5,483,436	28%
Cost of revenues	9,093,976	15%	1,990,363	10%
Gross Margin	$16,230,617	26%	$3,493,073	18%

Coal Group produced approximately 598,000 metric tons of coal during the nine months ended August 31, 2010, compared to 158,000 metric tons in the comparable nine months in 2009. Volume of coal sold by our proprietary trading business is approximately 497,000 metric tons during the nine months ended August 31, 2010, compared to 147,000 metric tons in the comparable nine months in 2009.

Heat Power

For the nine months ended August 31, 2010, revenues for Heat Power were $11,427,745 compared to $7,033,203 in the comparable nine months in 2009.

For the nine months ended August 31, 2010, revenues generated by Heat Power from its electricity operations were $2,765,414 compared to $2,684,577 in the comparable nine month period in 2009. At the same time, revenues generated by Heat Power from its heating supply operations were $5,328,792 compared to $4,178,905 in the comparable nine month period in 2009. This increase is due to the expansion of our heating supply area to 2.7 million square meters in the second quarter of this year from 2.1 million square meters in the same period last year.  The heating supply area increased due to the continued development of the XueJiaWan area.

We also received one-off government subsidies of $3,333,539 in the third quarter of 2010 in connection with the provision of heating at the reduced rates set by the government to ensure that the local residents can afford to make the payments.

Cost of Sales

For the nine months ended August 31, 2010, cost of sales increased by approximately $21,661,447 from the comparable nine months in 2009, as a result of changes in the following expenses:

	Nine Months Ended August 31,
	2010	2009	Variance
Coal & freight	$30,702,966	$12,032,790	$18,670,176
Heat resource rental	1,932,181	744,028	1,188,153
Depreciation & depletion	2,755,965	1,997,126	758,839
Salaries and welfares	925,906	532,730	393,176
Utilities	872,655	463,957	408,698
Operating supplies	690,508	370,060	320,448
Repairs	252,906	137,295	115,611
Other	218,760	412,414	(193,654)

Total	$38,351,847	$16,690,400	$21,661,447

For the nine months ended August 31, 2010 our gross margin was 39% compared with 14% in the 2009 comparable nine month period. The increase in gross margin is due to the increase in the selling price of coal to our customers.  Under normal production conditions, Coal Group’s gross margin is higher than other business segment. As the production at LaiYeGou coal mine was partially shut down due to the installation of the new mining equipments, and normal production resumed in the third quarter of last year, Coal Group contributed less to the total gross profit of the Company in 2009, which made the lower gross margin in last year. Gross margin from Heat Power also increased because of the expanded heating supply area and the receipt of government subsidies for the provision of heat at reduced rates to the local residents.

Heat resource rental, utilities, operating supplies and repair expenses are expected to increase in line with the additional heating supply area. .

Salaries and welfares: salaries increased as a result of a high level increase in pay to employees and the hiring of new personnel at Heat Power.

Selling Expenses

For the nine months ended August 31, 2010, selling expenses increased by approximately $2,414,427 compared to the same period in 2009 partially due to the expansion of our proprietary coal trading business in 2010. Our railway transportation quota increased from 500,000 tons in 2009 to 840,000 tons in 2010. Volume of coal sold by our proprietary trading business was approximately 497,000 metric tons during the nine months ended August 31, 2010, compared to 147,000 metric tons in the comparable nine months in 2009.  Selling expenses are expected to increase in line with increases in our coal trading volume.

	Nine Months Ended August 31,
	2010	2009	Variance
Transportation & Storage	$2,270,279	$758,345	$1,511,934
Sales tax and other expenses	902,716	210,114	692,602
Office	196,043	47,399	148,644
Salaries and welfares	109,065	60,694	48,371
Depreciation	12,876	-	12,876

Total	$3,490,979	$1,076,552	$2,414,427

General and Administrative Expenses

For the nine months ended August 31, 2010, general and administrative expenses increased by approximately $515,770 as a result of changes in the following expenses:

	Nine Months Ended August 31,
	2010	2009	Variance
Office	$707,943	$582,839	$125,104
Professional and other fees	761,669	736,163	25,506
Salaries and wages	603,345	397,615	205,730
Travel	294,732	181,007	113,725
Depreciation	216,676	178,726	37,950
Repairs	43,284	50,327	(7,043)
Stock options	65,234	-	65,234
Other	55,636	106,072	(50,436)

Total	$2,748,519	$2,232,749	$515,770

Office. The increase is a result of the purchase of miscellaneous office equipment at our Laiyegou coal mine in Q1 2010.

Salaries and wages. Salaries and wages increased due to (i) a pay increase to approximately 25 upper management employees at LaiYeGou coal mine since May 2010 and the hiring of new personnel at Heat Power; and (ii) purchases of safety and other articles for coal mine workers and management.

Travel. Travel expenses increased due to the work of government inspectors conducting coal mine inspections and our external service providers such as financial advisors and investor relations consultants.

Stock options. On May 31, 2010, we granted an option to each of our three independent directors to purchase 20,000 shares of common stock at an exercise price of US$2.09 per share. The stock-based compensation was $65,234 for the nine months ended August 31, 2010.

Finance Expenses

For the nine months ended August 31, 2010 and August 31, 2009, finance expenses amounted to $1,377,543, and $580,212, respectively. The interest expense increased because we borrowed more money from lenders.

Liquidity and Capital Resources

As of August 31, 2010 we had a working capital deficit of approximately $39,814,061. Please note that although shareholder loans are payable on demand and therefore classified as short-term loans, we may not need to pay back the loan within one year. We do not expect the shareholders to demand payment on such loans this fiscal year.  We anticipate that the combination of our sales and collection of accounts receivable, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. However we may require other sources of capital.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed, we will explore financing options such as shareholder loans. Shareholders loans are granted from time–to-time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  Shareholder loans are payable on demand and interest is calculated at the range from zero to 5.310% per annum.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at August 31, 2010, were as follows:

	Balance	Interest Rate
Bank of Communications, due 3/9/11	$5,876,390	6.372%
HuaXia Bank, due 4/15/11	7,345,488	6.372%
China Construction Bank, due 4/22/11	2,938,195	6.903%
China Merchant Bank, due 6/29/11	7,345,488	5.310%
Agricultural Bank of China, due 7/27/11	6,464,029	5.841%

Total	$29,969,590

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $9,810,623 for the nine months ended August 31, 2010 as compared to $299,729 for the nine months ended August 31, 2009. The following summarizes the inflow and outflow of cash for these periods:

	Nine Months Ended August 31,
	2010	2009
Net income (loss)	$12,725,653	$(1,955,286)
Depreciation and amortization	3,019,559	2,168,615
(Increase) in term deposit	(7,345,488)	-
(Increase) in restricted cash	(385,603)	-
(Increase) in accounts receivable	(3,803,690)	(2,986,260)
Decrease in other receivables	1,605,366	1,252,468
(Increase) in advance to suppliers	(637,916)	(787,908)
Decrease (increase) in inventory	738,387	(4,388,091)
(Decrease) increase in deferred income	(50,763)	306,525
Increase in accounts payable	660,882	2,090,381
(Decrease) increase in advance from customers	(4,709,338)	7,907,009
Increase in notes payable	7,345,488	-
Increase (decrease) in accrued liabilities and other payables	607,852	(3,981,658)
Others	40,234	673,934
Net cash provided by operating activities	$9,810,623	$299,729

Term deposit: “Term deposit” represents amounts legally held by a bank which are not available for the Company’s general use.  These deposits are held as collateral for issuance of notes to vendors for purchase of coal which generally mature between three to six months. The increase in term deposit is in line with the increase in notes payable.

Accounts receivable. The increase in accounts receivable is mainly attributable to an increase in Coal Group’s sales. Coal Group’s sales on account were outstanding less than one month. We have already collected these amounts to date.

Other receivables. Other receivables decreased as we received government subsidies of supplying heat to residential units, which was recorded under other receivables.

Advance to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers, along with the increase of sales volume.

Inventory. Inventory mainly consists of coal for trading purposes. The balance of coal inventory decreased during the third quarter of 2010 mainly due to the fact that the coal was not picked up from the suppliers by the quarter end cut-off time.

Advance from customers. Decrease in advances from customers was mainly due to the recognition of the one off subsidies previously received from the local government in connection with the construction of the additional heating supply pipelines . We temporarily recorded such subsidies as advances from customers when we initially received the subsidies.

Accrued liabilities and other payables. These amounts consist of accruals made for loan interest, repairs and maintenance of heating plants, labour union fees, social insurance, technical training for our employees and etc. Increase in accrual liabilities and other payables was mainly due to increase in interest accrued for bank loans and rental fees.

Investing Activities:
Our cash flows used in investing activities were $27,282,928 for the nine months ended August 31, 2010 and cash flows used in investing activities were $10,808,176 for the nine months ended August 31, 2009. We lent RMB 94 million (US$13,809,517) to certain of our affiliates controlled by the family of our Chairman to make an investment intended to increase significantly our mining rights and reserves in Inner Mongolia.  We plan to unwind this loan in the fourth quarter in order to evaluate alternative structures for making these types of investments directly through our operating companies.

Financing Activities:
Our cash flows provided by financing activities were $16,447,946 for the nine months ended August 31, 2010 and cash flows provided by financing activities were $15,832,775 for the nine months ended August 31, 2009.

The outstanding balances and interest rate of shareholder loans at August 31, 2010, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,047,679	5.310%
Xinghe County Haifu Coal Transportation &
Sales Co., Ltd.	1,867,274	5.310%
Ordos City YiYuan Investment Co. Ltd.	1,689,810	5.310%
Wenxiang Ding	96,960	-
Yi Ding	47,381	-

Total	$8,749,104	-

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

Heat Power heating sales decrease from April through October as the climate in the region is warm, reducing heating requirements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.                CONTROLS AND PROCEDURES

A.           Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  As a result of outstanding significant weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Office have concluded that the Company’s disclosure controls and procedures were ineffective.

B.           Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended August 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.              OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 1A.             RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                (REMOVED AND RESERVED).

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6                 EXHIBITS

(a)           Exhibits

Exhibit No.	Document Description
31.1
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13A-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: October 15, 2010

By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

By:	/s/ Alex Gong
Alex Gong
Chief Financial Officer