Form 10-K
period 2010-11-30
China Energy CORP
filed 2011-03-01
CIK 1335137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2010.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

The aggregate market value of the 14,410,893 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $30,118,766 as of May 28, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.09 per share, as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 45,000,000  as of February 25, 2011.

Documents incorporated by reference: None

INTRODUCTORY NOTE

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets,

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•	our ability to implement our growth strategy,

•	anticipated trends in our business,

•	advances in technologies, and

•	other risks set forth herein.

In addition, in this report, we use words such as “anticipates,”  ”believes,” “plans,”  ”expects,” “future,”  ”intends,” and similar expressions to identify forward-looking statements.

China Energy Corporation (including its subsidiaries, unless the context indicates otherwise or otherwise stated, “CEC” or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.	BUSINESS

Company Overview

We are producer and processor of raw coal and provider of heating and electricity services in the Inner Mongolia Autonomous Region of the PRC.  We also buy and sell coal as part of our expanding proprietary coal trading activities.  Our coal is produced out of the Laiyegou coal mine in the Dongsheng district of Ordos City and is primarily used for domestic heating, electrical generation, and coking purposes for steel production. Our heating and electricity services provide those requirements throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos. For the fiscal year ended November 30, 2010, approximately 81% of our revenues ($71 million) were derived from our coal segment and approximately 19% of our revenues ($17 million) were derived from our heating and electricity segment.

We are structured as a holding company that controls, through contractual arrangements, two operating companies: Inner Mongolia Tehong Coal Group Co., Ltd. (“Coal Group”) which operates our coal segment and Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power,” and together  with Coal Group, the “Operating Companies”), which operates our heating and electricity services segment.

Our Strengths and Strategy

•	Coal Consumption in China has been steadily rising;Inner Mongolia has the largest verified coal reserves in China

According to the National Bureau of Statistics of China, consumption of coal has been increasing in China, growing at a 10.1% annual growth rate from 18.7 billion tons in 2004 to 30.2 billion tons in 2009.  According to the General Administration of Customs of China, demand for coal has been so strong in China that China’s coal imports have increased from 51.0 and 40.4 million tons in 2007 and 2008 to 130.0 and 164.8 million tons in 2009 and 2010. According to Inner Mongolia Autonomous Region Department of Land and Resource, Inner Mongolia has the largest verified coal reserves in China, amounting to 700 billion tons. According to Inner Mongolia Autonomous Region Bureau of Coal Industry, the region produced 787 million tons in 2010, more than twice the 2005 production levels.

The wide and varied uses of coal help us to maintain a diverse customer base, including coal fired power plants, heating plants, steel manufacturing, and metallurgy of non-ferrous metals. The government of Inner Mongolia is emphasizing six competitive industries: energy, chemicals, metallurgy, equipment manufacturing, processing of farm (including dairy) produce and high technology products.  We believe that our coal production and trading platforms are well-positioned in Inner Mongolia to capitalize on growth opportunities resulting from the region’s resources and China’s demand for coal, while at the same time maintaining the diversification of risk associated with a steady, multi-faceted customer base.

Because new and existing industrial facilities in Inner Mongolia can be placed relatively close to sources of coal, we believe that Inner Mongolia’s coal resources are a significant driver in the region for continued strong economic and industrial expansion. As with much of China, industrial expansion has led to a boom in construction, including new commercial developments and large apartment complexes as wealth among the population increases and more people move into cities. According to the Report on the Work of the Inner Mongolia Autonomous Region Government 2010, economic expansion within Inner Mongolia continues to proceed at a rapid pace with the nominal GDP of the region growing to RMB 1,165.6 billion (US$172 billion) in 2010, a growth of 20.1% from 2009, with an average annual increase of 17.6% during the period 2005-2010.  We believe that our expertise in the heat and power generation business will offer us continued opportunities for expansion opportunities for our energy services platform in Ordos, as well as in other areas of the region.

•	Significant Reserves and High Coal Quality

As of the end of fiscal 2010, recoverable reserves at our Laiyegou coal mine were approximately 8,339,000 metric tons, while the mine is capable of producing 800,000 metric tons of coal per year.  The coal produced has a high level of heat and electricity generation power, with an energy producing capability of 6,100 to 7,100 Kcal.  The coal produced at Laiyegou also contains low levels of potentially harmful particulate matter , such as sulphur, ash and phosphorus, thereby meeting the stringent environmental requirements set by the PRC central government and making the product more versatile because it can be used for more applications.

•	Superior, More Efficient and Safer Mining Technology

Through a two-year infrastructure improvement program, we made a significant capital investment of approximately $10 million in the Laiyegou mine to expand and improve our mining method by installing equipment for longwall mining, a more efficient and safer mining method than room and pillar mining, the traditional method of coal mining in China.  At Laiyegou, as a result of the installation of the longwall system, the coal recovery rate has increased from 40% to as high as 80%.  The national average recovery rate in China is 30%. Source: 2007 China Energy Development Report published by Chinese Academy of Social Sciences.

•	Sustainable Development Model for Coal and Energy Services

We believe our businesses are positioned for sustainable growth.  Coal Group has leased land surrounding the Laiyegou coal mine and the mine itself for a period of approximately 50 years (through 2049), and holds mining rights for coal extraction until the depletion of the mine.  New roads leading to our coal mine have been built in 2009, improving transportation. In addition, a new railway from Inner Mongolia to the port of Caofeidian is under construction and is expected to be completed in 2015.

With respect to Heat Power, we are the exclusive operator and manager of the Zhunger Banner Heating Supply Station and the heating supply station of Ordos Xinsha Real Estate Development Co., Ltd.  These stations supply heat  in Xuejiawan within Zhunger county in Ordos.

•	Fragmented Coal Mining Industry Offers Acquisition Opportunities

China’s coal industry traditionally has been fragmented among large, state-owned coal mines, local state-owned coal mines, and thousands of town and village coal mines.  The top four Chinese coal companies produce less than 20% of domestic coal, and the top eight produce less than 28%. (Source: China National Coal Association).  In other coal producing countries, those percentages are much higher. For example, the eight largest coal producers in U.S contributed to 58% of the country’s output. In India and Russia, the numbers are 77% and 95%, respectively.  (Source: Energy Information Association).  Shenhua, the largest coal producer in the world, accounted for 7% of China’s coal production in 2009. (Source: China National Coal Association).  Even though smaller coal mines hold a sizeable portion of the market, many of them are inefficient, outdated and have poor safety records.  Chinese government policy currently encourages industry consolidation and greater investment in new technologies to improve production and safety.   In certain instances, the government also has required mines below a certain size threshold to close.  In Inner Mongolia, for example, all coal mines with an annual production of less than 300,000 tons have been required to cease operations since September 2005.  According to Inner Mongolia Autonomous Region Bureau of Coal Industry, from 2000 to 2009, the number of coal mines fell from 2,000 to 501 as a result of consolidation and shut-downs.  In Shanxi province, from 2008 to 2009, the number of coal mines fell from 2,600 to 1,053.  We believe that this consolidation trend will lead to valuable, reasonably-priced acquisition opportunities for us in the marketplace.

•	Dynamic Coal Trading Platform

Each year the PRC government regulates the amount of coal we and other coal producers are able to sell by allocating space to coal mines in Inner Mongolia to ship their coal on rail cars to the port in Qinhuangdao, where regional users come to buy coal on the open market.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then pay to have that coal delivered by rail from their mine to the Qinhuangdao port.  Our business of buying and selling coal on a proprietary basis expanded in 2010 as a result of our receipt of additional quota from the local railway bureau.  Our official confirmed quota increased from 500,000 tons in 2009 to 660,000 tons in 2010. In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  Due to the increased discretionary quota in 2010, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.   We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2011 will vary with market conditions and is depends on our ability to source commercially acceptable coal purchases and subsequent trades.

Corporate Structure

We control the Operating Companies through China Tehong Energy Corporation (“Tehong BVI”), our subsidiary organized in the British Virgin Islands, China Tehong Energy Corporation HK Limited (“Tehong HK”), our subsidiary organized  in the Hong Kong Special Administrative Region, Beijing Tehong Energy Technology Consulting Co., Ltd. (“Tehong Consulting”), our subsidiary organized in the PRC, and through contractual arrangements commonly known as “VIE” or “variable interest entity” arrangements on the mainland in the PRC.  Our current corporate structure is set forth below:

We own directly 100% of the equity interests of Tehong BVI, which owns directly 100% of the equity interests of Tehong HK, which owns directly 100% of the equity interests of Tehong Consulting.

Our businesses in China are operated through the contractual arrangements among Tehong Consulting, the Operating Companies and the registered equity owners (the “Registered Owners”) of the Operating Companies.  Pursuant to the contractual arrangements, Tehong Consulting exercises control over, and derives substantially all of the economic benefits from, the Operating Companies, and holds contractual rights to acquire registered ownership of the Operating Companies, to the extent possible under applicable PRC law.

Contractual Arrangements

Exclusive Business Cooperation Agreements.    Pursuant to the exclusive business cooperation agreements executed by Tehong Consulting with each of the Operating Companies on November 30, 2010, Tehong Consulting provides technical and consulting services related to the business operations of each of the Operating Companies. As consideration for such services, each of the Operating Companies has agreed to pay an annual service fee to Tehong Consulting in an amount equal to 100% of the Operating Companies’ net income for such year.  The term of each of these agreements is 10 years from the date thereof.  Tehong Consulting may terminate the agreements at any time upon giving 30 days’ prior written notice to each of the Operating Companies.

Exclusive Option Agreements.    Tehong Consulting entered into option agreements on November 30, 2010 with each of the Operating Companies, and each of the Registered Owners of the Operating Companies, pursuant to which Tehong Consulting has an exclusive option to purchase, or to designate another qualified person (s) to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in each of the Operating Companies owned by each of the Registered Owners of the Operating Companies.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest is RMB1.00 or the minimum amount required by PRC law or government practice. Each of the exclusive option agreements has a 10 year term, with renewal for an additional 10 years at the option of Tehong Consulting.

Powers of Attorney.    Each of the Registered Owners of the Operating Companies signed a power of attorney dated November 30, 2010 providing Tehong Consulting with the power to act as his/her or its exclusive agent with respect to all matters related to his/her or its ownership interest in each of the Operating Companies, including the right to attend shareholders’ meetings of each of the Operating Companies and the right to exercise voting rights to which he/she or it is entitled under PRC law.

Equity Interest Pledge Agreements.    Pursuant to equity interest pledge agreements dated November 30, 2010, each of the Registered Owners of the Operating Companies pledged his/her or its equity interest in the Operating Companies to Tehong Consulting to secure obligations of each of the Operating Companies under the exclusive business cooperation agreements as described above. In addition, the Registered Owners of the Operating Companies agreed not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests in the Operating Companies that would affect Tehong Consulting’s interests. The equity interest pledge agreement will expire when each of the Operating Companies fully performs its obligations under the exclusive business cooperation agreements described above. All the equity interest pledges became effective on November 30, 2010 upon their registration with the competent administration of industry and commerce.

In addition to the Contractual Arrangements, Coal Group is also the direct registered owner of 51% of the equity interests of Heat Power.

Majority Shareholder.   Fortune Place Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“Fortune Place”), owns 68% of our common stock.  Pursuant to a Share Transfer Agreement dated November 30, 2010 (the “Share Transfer Agreement”) between Wenxiang Ding, our President and Chief Executive Officer, and the Ninghua Xu, the sole shareholder of Fortune Place, WenXiang Ding can purchase 100% of the equity interests of Fortune Place at certain prices that vary depending upon whether we achieve certain revenue targets.  See the section entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” below.  Ms. Xu has also entrusted control over the shares of our common stock held by Fortune Place to Wenxiang Ding pursuant to an entrustment agreement dated November 30, 2010 between her and WenXiang Ding.

Corporate History

We were incorporated in the state of Nevada on October 11, 2002 for the purpose of producing coal to meet the increasing demand in power and heating industries and also to provide heat and electricity to networks in rural developments. We were considered a shell company until we entered into a share exchange agreement (the “Exchange Agreement”) to acquire our Operating Companies on November 30, 2004 (the “2004 Share Exchange”).  WenXiang Ding, President and Chief Executive Officer of the Company, and his family owned substantially all of the shares of Coal Group and held an indirect majority interest in Heat Power.  Although we were the legal survivor of this acquisition and the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States, the transaction was accounted for as a reverse merger, whereby Coal Group was considered our “acquirer” for financial reporting purposes as its shareholders, through us, control a majority of the post transaction combined company.

On September 8, 2006, new regulations came into effect concerning the merger and acquisition of domestic PRC companies by foreign investors (“New Regulations”) promulgated by the PRC’s Ministry of Commerce and other regulatory departments.  We determined that, under the New Regulations, we were required to undergo an application process to convert each of Coal Group and Heat Power from a domestic PRC company to a Foreign Invested Enterprise (“FIE”) pursuant to which a FIE business license would be obtained. In doing so, the acquisition of both the companies by us under the New Regulations would be classified as an “Equity Acquisition” pursuant to which the Company, being the foreign investor, would obtain the equity interest of both Operating Companies with the acquisition price to be determined by and based on an asset valuation of both companies prepared by a qualified PRC asset valuation company as approved by the Ministry of Commerce. Pursuant to the New Regulations, the acquisition price should not be lower than the asset valuation.  Compliance with the New Regulations was deemed to be required to complete the formal transfer of registered ownership of the Operating Companies on the records of applicable PRC regulatory authorities to the name of China Energy Corporation from the former PRC shareholders of the Operating Companies (the “PRC Shareholders”).

In connection with the FIE plan, on December 31, 2007, our former direct, wholly owned subsidiary, Pacific Projects Inc., a Nevada corporation (“PPI”) entered into a trust agreement with all the PRC Shareholders, pursuant to which all the PRC Shareholders agreed to hold their interests in Coal Group and Heat Power (represented by their registered paid up capital contributions to date) in trust for PPI for an eight year term, extendable for five additional years. Under the plan contemplated by the trust agreement, PPI planned to raise the monies required by the New Regulations to convert each of Coal Group and Heat Power to a FIE eligible business pursuant to which a FIE business license would be issued.   PPI intended to fund the acquisition price by funds raised pursuant to a share trust agreements dated January 3, 2008 with Georgia Pacific Investments Inc. (“GPI”) and Axim Holdings Ltd. (“Axim”).

In connection with the foregoing, the Ding Family entered into trust arrangements with GPI and Axim pursuant to which they deposited 30,589,107 shares of our common stock (the “Subject Shares”), constituting 68% of the outstanding common stock of the Company as of the date of this report, into the GPI and Axim trusts.  According to the terms of these trusts, GPI and Axim planned to sell the Subject Shares in order to fund the FIE plan; however, no Subject Shares were in fact sold under these arrangements.

On November 30, 2010, we consummated a corporate restructuring (the “Corporate Restructuring”).  The objective of the corporate restructuring was to (i) terminate the PPI trust arrangement pursuant to which we controlled the Operating Companies prior to the Restructuring, and (ii) control the Operating Companies on a going-forward basis through “variable interest entities” or VIEs, with the objective of mitigating any PRC regulatory risks that could potentially arise from our pre-Restructuring foreign ownership structure.  Pursuant to the Corporate Restructuring, we permitted formal registered ownership of Coal Group and Heat Power to be held by certain individuals and corporations domiciled in, or citizens of, the PRC and we caused Tehong Consulting, our indirect, wholly-owned PRC subsidiary to enter into the contractual arrangements with the Registered Owners of the Operating Companies pursuant to which Tehong Consulting exercises control over the Operating Companies, is the beneficiary of the economics of ownership of the Operating Companies, and holds contractual rights to acquire registered ownership of the Operating Companies (other than the equity interest of Heat Power held by Coal Group), to the extent possible under applicable PRC law.

Concurrently with the Corporate Restructuring, the Ding Family terminated the two trust arrangements with GPI and Axim (the “Trust Termination”).  In connection with the termination of those trust arrangements, GPI and Axim transferred the Subject Shares to Fortune Place  (together with the Trust Termination, the “Family Restructuring”).

In connection with the Corporate Restructuring and the Family Restructuring, PPI was merged with and into China Energy Corporation in November 2010.

Operating Companies

Coal Group

Coal Group, organized in China on July 20, 2000, produces coal from the Laiyegou coal mine located in Ordos City, Inner Mongolia, PRC.  Since the acquisition of Laiyegou in 1999, Coal Group’s principal activities consist of the production of “powdered” coal and “lump” coal from raw coal and the sale of products to heating and power industries, distributors and coking factories for steel production.  Coal Group also buys, sells, and transports coal,  as part of its proprietary coal trading activities.

The following table reflects the tonnage of coal produced by us and coal purchased from external sources by the Coal Group in the past 5 years:

Year	Tons Produced		Purchased from Third Parties**
2006	549,970		3,572
2007	459,055		132,764
2008*	264,098	*	50,000
2009	453,430		154,584
2010	820,303		196,952

*           Production levels dropped in 2008 due to the closing of the mine for three months to complete our mine expansion and also due to an additional shut down for two months mandated by the PRC government during the 2008 summer Olympics.

**           For the years 2006 to 2008 the amounts purchased from third parties represents coal purchased from a third party as part of our transportation quota trading as described below.

Coal Trading

Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producers’ mine to the Qinhuangdao port.   Prior to 2009, our coal trading activities consisted of transportation quota trading in which we purchased coal from one or more third party coal producers without sufficient rail space allocation to ship their coal, arranged and paid for the rail transportation of such coal, and then sold the coal back to the original coal producer at the port for a fixed profit.  In 2009, we were able to expand our coal trading business as a result of our receipt of increased quota from the local railway bureau.  Due to the increased quota, we were able to buy excess coal from other coal producers in Inner Mongolia, transport the coal from the other companies’ mines to be sold in the open market at the Qinhuangdao port.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our official confirmed quota increased from 500,000 tons in 2009 to 660,000 tons in 2010.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau.  However, our ability to use any or all of our quota in 2011 will vary with market conditions and is depends on our ability to source commercially acceptable coal purchases and subsequent trades. Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

The following table reflects the tonnage of coal resold by the coal trading segment in the past 5 years (the years prior to 2009 reflect the sales made from transportation quota trading):

Year	Sales Volume*
2006	59,184
2007	132,764
2008	51,313
2009	296,919
2010	702,876

Coal Production

Laiyegou coal mine and related Mining Rights

All land in the PRC belongs to the PRC state.  Property acquisition in the PRC is through 40, 50 or 70 year lease agreements and this is the only type of ownership permitted in the PRC. Coal Group’s State Owned Land Usage Certificate covers the land and allows the Company to use the storage facility, office and “dormitory” for such period.  Coal Group acquired the rights to the Laiyegou coal mine and the land surrounding the mine in September 1999 for a period of 50 years.   In addition, Coal Group has all six required governmental licenses necessary to mine the reserves in the Laiyegou coal mine.

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

The Laiyegou coal mine is capable of producing 800,000 metric tons of coal per year after undergoing a two year infrastructure expansion and improvement program which was completed in 2008.  Our coal license permits us to produce up to 600,000 metric tons of coal on an annual basis.  Notwithstanding such license, the local PRC government has, since 2009, allowed us to produce up to 800,000 metric tons of coal on an annual basis.  Full production resumed in 2009 following the 2008 adjustments made to the facility.  The cost of the expansion and improvements was approximately $10 million and was financed through shareholder and bank loans.  The expansion included the installation of “longwall” mining equipment, the construction of wider laneways for access to the mine and from the mine to coal field, construction of seven work stations and emergency exits and improvements to the draught system.

The raw coal produced is non caking coal which does not fuse together or cake when heated but burns freely and is used mainly for heating and electric power generation.  It has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power.  It has low sulphur, low ash and low phosphorus content with heating capability 6,100-7,100 K.cal. With such minimal harmful chemical content, it meets the stringent environmental standards set by the central government of the PRC.

As is shown below, the location intersects with national highways making access to the mine central to regional areas through No. 210 National Highway. The distance from Laiyegou to each of the following locations is as follows:

•	Dongsheng – 70km
•	Baotou City – 170km
•	Xuejiawan Town – 145km
•	Yulin City, Shang’xi Province – 215 km
•	Wuhai City – 370km

In addition, the BaoShen Railway crosses Dongsheng where Dongsheng Coalfield and Shenfu Coalfield are located. These mines are 35 km away from a railway collection station and therefore a convenient location where Coal Group is able to purchase raw materials and transport coal to customers.

Access to our property is monitored strictly by mine managers. Prior to entering the premises, mine managers assess condition and safety reports from the previous day and determine location and safety parameters for employees. Condition and safety reports are prepared on a daily basis and serves as a basis for permitting entry to the mine and locations where employees are assigned to work.

Reserves Survey

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

A survey of the district of Hongjingta was performed by No. 153 Exploration Team of Inner Mongolia Coalfield Geological Bureau in 2005, covering an area of 7,800 hectares (approximately 19,266 acres) (the “2005 Survey”). The Laiyegou coal mine is included in the Hongjingta district is located at the Dongsheng Coalfield near Dongsheng City, southeast of Bianjia road, the administrative center of the prefectural region of Ordos in Inner Mongolia.  The Laiyegou mine represents approximately 3% of the total survey area (or 230.3 hectares; approximately 569 acres).

The 2005 Survey established that the Laiyegou mine has recoverable reserves (see definition below) of 11.34 million metric tons as of 2005.  Recoverable reserves represent coal that is, or can be, extracted from a coal bed during mining.  The recoverable reserves in the mine decreased gradually  from 2005 to approximately 8.34 metric tons as of the end of 2010:

		Recoverable Reserves2
	Total Mine Lifetime Reserves1	2005	2010

Proven reserves3	21,160,000	9,527,000	7,002,980

Probable reserves3	4,930,000	1,817,000	1,335,860

Total reserves	26,090,000	11,344,000	8,338,840

(1) “Total Mine Lifetime Reserves” represent the aggregate amount of reserves at the mine site at the initiation of mining activity at the site prior to 2005, as set forth by the 2005 Survey. At the time of the 2005 Survey, 6,590,000 metric tons included in the  21,160,000 Total Mine Life Proven Reserves had already been extracted from the mine.

(2) “Recoverable Reserves” are that portion of proven and probable reserves adjusted downward for (i) reliability of recovery of probable reserves, (ii) non-minable reserves constituting permanent protective coal pillars (located at the rim of the mine and separating the coal mine from others) and laneway protective coal pillars (located within the coal mine and used for coal transportation and for the entry and exit of miners), and (iii) recovery rate (actual production volume, taking into account reserves lost in the ordinary course of the mining process).  As a result of the recent installation of the longwall mining equipment, our current recovery rate is approximately 80%.

(3) Proven and probable reserve figures for Total Mine Lifetime Reserves and 2005 recoverable reserves are derived from the 2005 Survey. The portions of the total recoverable reserves for 2010 shown as proven and probable represent management’s good faith estimates based on the actual extractions from the mine since 2005 and assuming the same proportion in 2010 between proven and probable reserves as reflected in the 2005 Survey results.

The risks associated with proven reserves are less than of probable reserves due to the assumption of continuity of coal layers between sample points for probable reserves.

All reported reserves will be mined out within the period of the existing 50 year permit.

Coal Specifications

Coal produced from the Laiyegou coal mine does not undergo any washing or any other preparation prior to the sale to customers as its raw form is satisfactory in meeting the needs and requirements of such customers. As a result, the Laiyegou coal mine does not have wash plant facilities nor it is necessary to account for dilution of its products. Below is a summary of the specifications of the coal we produce.

Coal Bed	Proximate Analysis			Sulfur Content of Dry Coal (St,d %)	Net Calorific Value of Dry Coal (Qnet,d Kcal/kg)
	Moisture in Air of Dry Coal (Mad %)	Ash Content in Fully Dried Coal (Ad %)	Volatile Matter Content in Dry – Free Coal (Vdaf %)
4-1	8.88-9.90	11.92-13.54	36.87-38.41	0.28-0.33	6,300-6,500
4-2 Upper	8.48-9.80	6.56-8.50	36.92-37.68	0.22	6,700-6,900
4-2	8.30-8.62	7.78-12.94	36.69-37.05	0.16-0.33	6,300-7,000
6-2	7.34-8.36	4.78-15.28	33.80-36.47	0.16-0.22	6,100-7,100

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

Coal Products

Coal Group’s main products are “powdered” coal and “lump” coal, representing approximately 70% and 30%, respectively, of Coal Group’s production volume.

•	Lump Coal. We sell lump coal to local customers that resell to distributors or end-users for heating purposes.

•	Powdered Coal. We sell powdered coal principally to distributors that resell the products to power stations for electricity and heat generation purposes.

Screening, Crushing and Loading Facilities

We use an automatic conveyor system to filter and divide the coal into powdered and lump coal.  We do not have crushing facilities.  We also do not have washing facilities and therefore do not incur losses of product from this process.  Our loading facilities consist of equipment leased from a contractor.  We require the use of four loaders with a capacity of 1.5 tons each.

Transportation Infrastructure

Customers who purchase coal from the Laiyegou coal mine provide their own transportation of goods from production to their desired location.  Coal sold as part of our trading activities, which is subject to the quota requirements, is transported at our expense using third party contractors.

Resources and Utilities

The source of water for the mine is Zhunger Keyuan Water Supply Co., Ltd, a public utility company owned by the government.  Electric power is sourced by Agricultural Supply Bureau and the Ordos Power Industry Bureau, both utilities owned by the government.

Pricing

The following are annual production volume and weighted average prices per ton received in the past five years:

Year	Tons Produced	Weighted Average Price

2006	549,970	$24

2007	459,055	$25

2008	264,098*	$33

2009	453,430	$37

2010	820,303	$44

*            Production levels dropped in 2008 as a result of the mine being shut down for three months due to expansion efforts and for an additional two months due to a PRC government mandated shut down during the 2008 summer Olympics.

Competition

Due to existing market conditions as discussed above, Coal Group does not face any competition in the usual sense of the term. There are approximately 30,000 coal mining companies throughout China; however, since demand currently exceeds supply, competition is not a primary concern in the operation of our business. We currently anticipate that China’s coal industry will remain a large, growing and chronically under-supplied customer base for the foreseeable future.  Our competitors currently include, Inner Mongolia Yitai Group Co., Ltd., Inner Mongolia Manshi Coal Group Co., Ltd., Inner Mongolia Yidong Coal Group Co., Ltd. and Inner Mongolia Huineng Coal & Power Group Co., Ltd.

Although there are pressures from the PRC government to use clean and other alternative energies instead of coal due to environmental concerns, coal reserves in China are abundant and less expensive than other energy sources and a switch to other forms of resources to generate energy is unlikely.

Customers

The following table shows each of our customers who account for greater than 5% of sales of Coal Group:

Name	2010
	($ ‘000)%
Qinhuangdao Minfeng Coal Trading Co., Ltd.	11,576	16%
Zhangjiagang Xindongming Coal Trading Co., Ltd.	6,954	10%
Zhejiang Zhengneng Fuxing Fuel Co., Ltd.	5,939	8%
Ningbo Chenhong Coal Trading Co., Ltd.	4,924	7%
Inner Mongolia Manshi Coal Group Co., Ltd	3,937	6%

Regulatory Compliance

In order to maintain our business license, we are required to pass random periodic safety inspections which check for gas and water seepage, ventilation, communication methods between in and outside of mine, any breach of environmental laws and certifications of employees who work in the mine. Mine managers and staff must be trained and have mine management qualification certificates obtained through the Coal Safety Production Bureau. To date, we have not breached any of the rules and regulations which would render our mine unsafe. Mine managers on site perform daily safety inspections.

Future Demand for Coal

Integral to China’s industrial expansion and related energy demand escalation at the present time, the PRC government is encouraging sectors to build more power stations, coking factories, calcium carbide factories and silicon iron factories across the country. As a consequence, the future demand in China for coal remains strong; a key factor underpinning the output of power stations and such factories potentially reaching 3.0 billion metric tons in 2010 and 3.4 billion metric tons by 2020 according to the estimates made by National Energy Bureau of China in 2009.

Diesel is an alternative competing energy source to coal; however, it is not widely used as most energy generation plants and users are only equipped to receive coal as a raw material. The use of diesel is also not cost effective as it is four times higher in price when compared to coal products; however, diesel’s energy rate is approximately 10,000Kcal/kg, which is higher than coal.

Heat Power

Heat Power offers two distinct services to its XueJuaWan customers.  Heat Power supplies (i) heating and (ii) electricity to end users.  In 2003, the Zhunger local government transferred the operation and management of the Zhunger Banner Heating Supply Station and the heating supply station of Ordos Xinsha Real Estate Development Co., Ltd. to Heat Power.  The transfer station supplies heat to the entire Xuejiawan district. In order to have sufficient heating supply, in 2004 Heat Power began construction on a thermoelectric plant which was completed in September 2006. Heat Power also buys steam from third parties to ensure a stable and reliable heat supply as we increased our service coverage area.  In conjunction with the thermoelectric plant, Heat Power also owns and operates 32 heat transfer stations.  The transfer stations are located on property owned by the residential community .

Heat Power is a regulated utility company and it meets the current regulatory requirements applicable to such companies. Heat Power supplies electricity to its customers through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”) in accordance with the Purchase and Sale of Electricity Contract dated September 15, 2009.  Electric Power Group is also subject to regulated utility company rules and regulations consisting of compliance with safety and environmental standards. In addition, the prices that we charge are set by the local government. The government reviews the price of heating and electricity from time to time as market conditions change. We purchase coal from suppliers to fuel our boilers at market prices; therefore, we bear the risk that market prices for raw materials exceed the regulated prices paid by end users.  We expect to receive governmental subsidies from time to time to offset this risk.

Heat Power was founded in September 2003 in Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos, Inner Mongolia.  The prefectural administrative region of Ordos occupies 86,752 km2 , and is one of 12 prefectural administrative regions of Inner Mongolia.  Ordos is comprised of one district, Dongsheng, the administrative center of the region, and seven counties, including Zhunger.  Through Heat Power, we provide heating and electricity requirements to all of Xuejiawan.  Since its inception, Heat Power operated an existing heat power plant in Xuejiawan as part of its agreement with the Zhunger County government to phase out the existing heating plant for development of a more efficient and effective plant with heating and electricity generation capabilities pursuant to the terms of its license granted by the government.

In the Xuejiawan area, few families own a home boiler. Accordingly, Heat Power supplies heat through its closed pipeline system to residents that do not have a home heating system . Water is first heated in our thermoelectric plant using coal burning boilers and then piped directly to private dwellings, businesses and municipal facilities.  The water is then piped back to the thermoelectric plant with the process repeating again. The following diagram illustrates the heat supply pipeline system:

Process of generating electricity during the non-heat season

Process of generating electricity and supplying heating within heating season

Heat Power obtains its supply of powdered coal required to generate heat production principally from Zhunger County Guanbanwusu Coalmine (“Guanbanwusu”), an unrelated third party vendor. It also obtains coal from various other coal mines in the area. We do not supply Heat Power with coal for fuel because our thermoelectric plant operates efficiently on coal of a lesser quality, and at a lower cost, than the coal we produce.

As part of our agreement with the Zhunger government, we constructed a new, more efficient thermoelectric plant, which became operational in September 2006, to serve Xuejiawan.  Our plant generates centralized heat and electricity supply of 10,400,000 MJ and 144 MW , respectively.  Heat Power supplies heat by sending steam through its closed pipeline system to customers who do not otherwise have a home or commercial heating system.  The plant also uses powdered coal as 95% of its raw material, which is regarded as environmentally friendly coal.

Heat Supply License

On July 29, 2003 Heat Power entered into an agreement with the Zhunger County government pursuant to which the operation and management of the Zhunger Banner Heating Supply Station and the heating supply station of Ordos Xinsha Real Estate Development Co., Ltd. was transferred to Heat Power.  The agreement enables Heat Power to provide centralized heating service to the entire Xuejiawan area, including the Donghua and Yinze residential areas. The agreement is for an undetermined period of time provided that Heat Power maintains production capabilities and predetermined prices set by the Zhunger County government.  Heating requirements are supplied throughout the Xuejiawan area through underground pipelines. New pipelines are added as additional residential areas are added in the service coverage area.

Heating Pricing Regulated by local Pricing Bureau

The price charged to supply heating to end-users is regulated and controlled by  the Inner Mongolia Zhunger  Pricing Bureau, which means that the supplier of such heat may not be able to recoup increases in the cost of raw materials or expenses for an undetermined period of time until application to increase prices is approved. For example, the pricing structure for the Xuejiawan area as of  February 2011 is approximately as follows per square meter(excluding any applicable government subsidies):

Residential: $ 0.38
Non-residential: $ 0.64

These prices have been effective since the second quarter of 2009.

Thermoelectric Plant

Heat Power completed construction of a thermoelectric plant in December 2005 which was put into operation effective September 2006. The thermoelectric plant allows for a centralized heat and electricity supply in the area with 10,400,000 MJ and 144 MW , respectively, generated per year.

Heat Power has two distinct operations: it supplies steam heating directly to end users throughout the Xuejiawan district in Ordos City, Inner Mongolia, and it also supplies electricity through Electric Power Group.  Heat Power has also constructed additional heat transfer stations, totaling 32 as of November 30, 2010, to improve the efficiencies and reliability of the thermoelectric plant. Heat Power also buys steam from third parties to ensure a stable and reliable heat supply as we increased our service coverage area.

Heat Power requires approximately 170,000 metric tons of powdered coal per year to sustain current operations.

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

Heat Power also obtains its supply of powdered coal from other suppliers with which it has no formal agreement. Suppliers are hesitant to enter into agreements for a fixed price as a result of the price of coal generally increasing.

Competition

Heat Power does not have competition as it holds an exclusive right to supply heating and electricity to serviced areas. we were granted the right to supply the heating and electricity  for an undetermined period of time given that production capabilities and prices are maintained. As long as heat is supplied to the specified area, we expect that the agreement will not be terminated. .

Tax Exemption

The Ministry of Finance and National Tax Administration Bureau has granted Value Added Tax (“VAT”) exemptions for residential heat supply industries operating in certain Chinese provinces where VAT applicable on revenue will not be required to be remitted or withheld, respectively. The exemption is effective through the end of the 2010 heating season in April 2011.

Employees

As of November 30, 2010, Heat Power employs approximately 190 full-time employees and 80 part-time employees, while Coal Group employs 50 full-time employees and subcontracts approximately 150 laborers from a third-party provider. All of the Company’s employees are employed by the Company’s subsidiaries.  Management believes that relations with its employees are good.

Research and Development

We do not devote significant resources to research and development.

Intellectual Property

We do not have any trademarks on our trade name or logo or patents on our products or production processes.

Insurance

The Coal Group maintains insurance to cover work-related injuries to our employees as per government regulations and damage to our vehicles in amounts customary to the industry .   Heat Power maintains insurance to cover damage to our vehicles and machinery in amounts customary to the industry.

Legal Proceedings

We are not currently a party to any material legal proceedings. However, we may become subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time.

Government Regulation

Coal Group

Coal Law

On August 29, 1996, the PRC government promulgated the People’s Republic of China Coal Law (the “Coal Law”), which became effective on December 1, 1996. The Coal Law sets forth requirements for all coal mines, including state-owned mines and privately owned mines, mainly providing for resource exploitation planning, approval of new mines, the issuance of mining and safety production permits, implementation of safety standards, processing of coal, business management, protection of mine areas from destructive exploitation, and safety protection for miners and administrative supervision.

According to the Coal Law, entities seeking to establish mining enterprises must apply to the relevant government office and obtain all necessary approvals. Upon obtaining such approvals, the entities concerned will be granted a Exploitation License from the Ministry of Land and Resources. Thereafter, an entity must obtain a coal production permit and a coal operation permit and other related quality permits in order to commence coal production and sell coal products in the PRC. The PRC government is in the process of amending the Coal Law, in response to concerns over the lack of a well-coordinated development plan for mining, which contributed to a significant amount of waste of valuable coal resources. The lack of effective penalty provisions or the lenient enforcement of existing provisions in the Coal Law has been cited as another important reason for the current rulemaking effort.

Mining activities in the PRC are also subject to the People’s Republic of China Mineral Resources Law (“Mineral Resources Law”), promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According the Mineral Resources Law all mineral resources, including coal, are owned by the state. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances.

We are principally subject to governmental supervision and regulation by the following agencies of the PRC government:

•
the State Council, which is the highest level of the executive branch, is responsible for the examination and approval of major investment projects specified in the 2004 Catalogue of Investment Projects released by the PRC Government;

•
the National Development and Reform Commission and its local counterparts, which formulate and implement major policies concerning China’s economic and social development, examine and approve investment projects exceeding certain capital expenditure amounts or in specified industry sectors, including examination and approval of foreign investment projects, oversees reform of state-owned enterprises and formulates industrial policies and investment guidelines for the natural resource industries, such as coal production. In addition, the NDRC administers coal export activities and export quotas jointly with the Ministry of Commerce. The NDRC is also responsible for the evaluation and implementation of the price-linking mechanism between the prices of coal and power;

•
the Ministry of Land and Resources (“MLR”) and its local counterparts, which have the authority to grant land use licenses and mining right permits, approves transfer and lease of mining rights, and reviews mining rights premium and reserve valuation;

•
the State Administration of Coal Mine Safety (“SACMS”), which is responsible for the implementation and supervision of the relevant safety laws and regulations applicable to coal mines and coal mining operations;

•
the State Environmental Protection Administration of China (“SEPA”) and its local counterparts, which supervise and control environmental protection and monitors China’s environmental system at the national level; and

•
the Ministry of Construction (“MOC”) and its local counterparts, which are responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines.

The following is a brief summary of the principal laws, regulations, policies and administrative directives to which we are subject.

Pricing

Until 2002, the production and pricing of coal was largely subject to close control and supervision by the PRC government, which centrally manages the production and pricing of coal. Previously, the price of coal was determined based on a government-devised pricing guideline which set out the suggested prices for coal. However, to effectuate the transformation from planned economy to market economy practices, from January 1, 2002 China eliminated the state guidance price for coal and allowed prices for all types of coal to be determined in accordance with market demand. However, as the PRC government continues to maintain control over the national railway system, which is the primary means for coal transportation in China, the PRC government still may exert influence over the pricing of coal through its allocation of railway transportation capacity for coal.  The local PRC government increased our annual quota from 500,000 metric tons in 2009 to 660,000 metric tons in 2010.

In addition, under the Price Law of the PRC, promulgated December 29, 1997, effective May 1, 1998, in the event of an actual increase or potential increase in the prices of important products such as coal, the State Council and the provincial governments, autonomous regions and municipalities directly under the PRC Government may adopt intervention measures, such as restricting the ratio of price differentials or of profits, and imposing price limits, etc. In August 2004, the NDRC issued a notice setting forth temporary measures to be imposed on thermal coal prices for certain regions. In December 2004, the NDRC issued a notice setting forth guidelines for pricing of thermal coal sales in 2005. Under these guidelines, the coal suppliers and their customers may not negotiate for the sale of coal at prices exceeding the government suggested price range.

Similar to coal pricing, the production and supply of coal, which is dictated by the PRC government’s annual state coal allocation plan, has been gradually liberalized and largely subject to market forces. Major domestic coal suppliers and coal purchasers attend the Annual National Coal Trading Convention to negotiate and discuss the price and quantity of coal to be supplied and purchased for the coming year through the signing of letters of intent and short and long-term supply contracts.

On December 18, 2006, the National Development and Reform Committee issued the Notice Relating to the Good Preparation for Inter Provincial Coal Production Transportation Works (Fa Gai Yun Xing (2006) (No. 2867). According to the notice, in 2007, policies were required to be implemented to encourage the reform of the market system for determining coal prices by allowing parties to determine prices through discussions in accordance with market demand, and to encourage price determination based on quality. On December 27, 2006, the relevant government departments and units, such as the National Development and Reform Committee for railway operations, and the Transportation Department, convened a 2007 coal industry video and telephone conference. This symbolized the end of the Annual National Coal Trading Convention that has been in place for over 50 years. Under the State’s macroeconomic controls, the new mechanism for enterprises to freely determine prices through negotiations was put in place.

On December 6, 2010, the NDRC issued a notice asking certain coal mining companies in China to maintain 2010 prices as a means to ensure sufficient supplies of electricity during 2011.  We do not believe that the requirement will have a material impact on us, as spot coal market sellers such as China Energy were not included in the directive.

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in the Inner Mongolia Autonomous Region, as well as statutory reserves which coal producers required to set aside. Such taxes, fees and statutory reserves as applicable to Laiyegou at November 30, 2010 are as follows:

Item	Base	Rate
Enterprise income tax	Taxable income	25%
VAT	Value addition to a material or product	17%
Urban maintenance and construction tax	Amount of turnover tax	5%
Education surcharge	Amount of turnover tax	3%
Local education surcharge	Amount of turnover tax	1%
Water conservancy construction fund	Proceeds from the sale of coal	0.1%
Resource tax	Volume of sale of coal produced	RMB3.2 per ton
Compensation for the depletion of coal resources	Volume of sale of coal produced	RMB2.86 per ton
Adjustment fund	Volume of raw coal produced	RMB15 per ton
Mine maintenance fund	Volume of raw coal produced	RMB7 per ton
Safety fund	Volume of raw coal produced	RMB3 per ton

Under the Mineral Resources Law, if mining results in damage to arable land, grasslands or forest areas, the mining enterprise must take effective measures to return the land to an arable state, plant trees or grass or take other specific measures. The Mineral Resources Law and other applicable laws and regulations also state that anyone who causes others to suffer loss in terms of production or in terms of living standards is held liable for the loss under the law and is required to compensate the persons affected and to remedy the situation. In addition, the Mineral Resources Law also provides for (i) regulations concerning labor safety and hygiene and (ii) environmental protection.

All coal producers are subject to PRC environmental protection laws and regulations which currently impose fees for the discharge of waste substances, require the payment of fines for serious pollution and provide for the discretion of the PRC Government to close any facility which fails to comply with orders requiring it to cease or cure operations causing environmental damage. All environmental protection facilities must be inspected and certified by relevant governmental authorities as being in compliance with PRC environmental protection laws and regulations.

Domestic Trading of Coal

Pursuant to the Measures for the Regulation of Coal Operations promulgated by the NDRC on December 27, 2004, the state implemented a system to examine coal operation qualifications in respect of coal operations, including the wholesale and retail of raw coal and processed coal products, and the processing and distribution of coal for civilian use. Before an enterprise can engage in coal operations, it must obtain a coal operation qualification certificate. A coal production enterprise that deals in coal products which it did not itself produce and process is required to obtain coal operation qualifications. The enterprise is also prohibited from dealing in coal products produced and/or processed by a coal mine enterprise that does not have a coal production permit. An enterprise is also prohibited from selling coal products to a coal operation enterprise that does not have coal operation qualifications.  Our Coal Operation License expires on April 30, 2013.

Although the PRC government indirectly influences coal prices through its broad regulation of electricity prices and control over the allocation of national railway capacity, domestic coal prices have mainly been market-driven since 2002, when the PRC government eliminated the price control measures for coal used in electric power generation. Prior to 2006, however, the PRC government continued to implement temporary measures to prevent and control any unusual fluctuations in thermal coal prices. This, among other reasons, has caused thermal coal contract prices for major users to be generally lower than spot market prices during this period. On January 1, 2006, the NDRC announced the elimination of such temporary intervention practices on thermal coal price, thus completely removing control over thermal coal prices, including contract prices for major users.

Environmental Protection Laws and Regulations

Pursuant to the Environmental Protection Law, SEPA is empowered to formulate national environmental quality and discharge standards and to monitor China’s environmental system at the national level for the purpose of preventing and eliminating environmental pollution and damage to ecosystems. Environmental protection bureaus at the county level and above are responsible for environmental protection within their areas of jurisdiction.

Environmental regulations require companies to file an environmental impact report with the relevant environmental authority for approval before undertaking the construction of a new production facility or any major expansion or renovation of an existing production facility. New facilities built pursuant to this approval are not permitted to operate until the relevant environmental authority has performed an inspection and has found that the facilities are in compliance with environmental standards.

Mining operations, including both open pit mines and underground mines, may result in disturbances of surface and underground land and cause water pollution, landslides and other types of environmental damage. To manage the adverse effects that the coal industry has on the environment, China promulgated a series of laws and regulations. Through these laws and regulations, China established national and local environmental protection legal frameworks and issued standards applicable to emission controls, discharges of wastes and pollutants to the environment, generation, handling, storage, transportation, treatment and disposal of waste materials by production facilities, land rehabilitation and reforestation.

The Environmental Protection Law, promulgated by the National People’s Congress December 26, 1989, is the cardinal law for environmental protection in China. The law establishes the basic principle for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The Environmental Protection Law requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials.

New construction, expansion or reconstruction projects and other installations that directly or indirectly discharge pollutants to the environment shall be subject to relevant state regulations governing environmental protection for such projects. Entities undertaking such projects must submit a pollutant discharge declaration statement detailing the amount, type, location and method of treatment to the competent authorities for examination. The authorities will allow the construction project operator to release a certain amount of pollutants into the environment and will issue a pollutant discharge license for that amount of discharge subject to the payment of discharge fees. The release of pollutants is subject to monitoring by the competent environmental protection authorities. If an entity discharges more than the amount permitted by the pollutant discharge license, the local environmental protection bureau can fine the entity up to several times the discharge fees payable by the offending entity for its allowable discharge, require the offending entity to close its operations, or take other measures to remedy the problem.

In the environmental impact statement of a construction project, the project operator shall make an assessment regarding the pollution and environmental hazards the project is likely to produce and its impact on the ecosystem, and measures for their prevention and control. The operator shall submit the statement according to the specified procedure to the competent environmental protection authority for examination and approval. The building of sewage outlets within any water conservancy projects, such as canals, irrigation channels and reservoirs, shall be subject to the consent of the competent authority in charge of water conservancy projects.

The facilities for the prevention and control of pollution must be designed, constructed and put into use or operation simultaneously with the main part of a construction project. Such facilities must be inspected by the competent environmental protection authority. If they do not conform to the specified requirements, the operator shall not be permitted to put the new facility into operation or use.

The rehabilitation of mining sites is another important issue the PRC government has sought to address. Under the Law of Land Administration of the People’s Republic of China, promulgated June 25, 1986, and amended on August 28, 2004, and the Land Rehabilitation Regulations, issued by the State Council in 1988 and effective January 1, 1989, coal producers must undertake measures to restore the mining site to its original state within a prescribed time frame if mining activities result in damage to arable land, grassland or forest. The rehabilitated land must meet rehabilitation standards, as required by law from time to time, and may only be subsequently used upon examination and approval by the land authorities. A coal producers’ failure to comply with this requirement or its failure to return the mining site to its original state will result in the imposition of fines, rehabilitation fees and/or rejection of applications for land use rights by the local bureau of land and resources.

Emissions of waste water by coal mines and coking plants are regulated by the Law on Prevention and Control of Water Pollution of the PRC, promulgated by the National People’s Congress in 1984 and effective as amended in 1996, and the Administrative Regulations on the Levy and Use of Discharge Fees, issued by the State Council on January 2, 2003 and effective July 1, 2003. Any new construction projects, such as coal mines and coking plants, must submit an environmental impact statement, which shall include an assessment on the water pollution hazards the project is likely to produce and its impact on the ecosystem. The environment impact statement must also contain measures to prevent and control the water pollution hazards. Every new production facility must be equipped with waste water processing facilities which must be put in use together with the production facilities. Construction projects that discharge pollutants into water shall pay a pollutant discharge fee in accordance with state regulations.

Violators of the Environmental Protection Law and various environmental regulations may be subject to warnings, payment of damages and fines. Any entity undertaking construction work or manufacturing activities before the pollution and waste control and processing facilities are inspected and approved by the environmental protection department may be ordered to suspend production or operations and may be fined. The violators of relevant environment protection laws and regulations may be exposed to criminal liability if violations resulted in severe loss of property, personal injuries or death.

In addition to the PRC environmental laws and regulations, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1998 Kyoto Protocol, which propose emission targets to reduce greenhouse gas emissions. The Kyoto Protocol came into force on February 16, 2005. At present, the Kyoto Protocol has not set any specific emission targets for certain countries, including China.

Mineral Resources Laws and Regulations

Exploration, exploitation and mining operations must comply with the relevant provisions of the Mineral Resources Law and other relevant regulations, and are under the supervision of the Ministry of Land and Resources. Exploration and exploitation of mineral resources are also subject to examination and approval by the Ministry of Land and Resources and relevant local authorities. Upon approval, a mining permit is issued by the relevant administrative authorities, which are responsible for supervision and inspection of mining exploitation in their jurisdiction. The holders of mining rights are required to file Annual Reports with the relevant administrative authorities.

The Mineral Resources Law governs, among other things, the assignment of mining rights. If the entity holding the mining rights is to be changed due to a sale of enterprise assets or other circumstances that may cause a change in the property rights to the assets of the enterprise, the enterprise may assign its mining rights, subject to approval according to the Coal Law, the Mineral Resources Law and other laws and regulations.

The PRC government permits mine operators of collectively owned mines to exploit mineral resources in designated areas and individuals to mine scattered mineral resources. Such mine operators and individuals are subject to government regulation. Mining activities by individuals are restricted. Individuals are not permitted to exploit mineral reserves allocated for exploitation by a mining enterprise or company or protected reserves. Indiscriminate mining that damages mineral resources is prohibited.

It is unlawful for an entity or individual to conduct mining operations in areas designated for other legal mining operators. A mining operator whose exploitation causes harm to others in terms of production or in terms of living standards is liable for compensation and is required to take necessary remedial measures. When a mine is closed, a mine closure report and information concerning the mining facilities, hidden dangers, remediation and environmental protection must be submitted for examination and approval in accordance with the relevant law.

Mineral products illegally extracted and incomes derived from such activities may be confiscated and may result in fines, revocation of the mining permit and, in serious circumstances, criminal liability.

Mining safety

On June 7, 2005, the State Council promulgated Several Opinions on Promoting the Healthy Development of the Coal Industry (the “Opinions”), announcing the PRC Government’s policies with respect to the development and restructuring of the coal industry. The Opinions resonated with the NDRC’s announcement on the revision of the Coal Law and reiterated the PRC Government’s policies with respect to the administration of coal reserves, enhancement of coal mine safety, encouragement of industry consolidation among coal producers, acceleration of the construction of large coal production bases, improvement of mining techniques and equipment for coal production and the organization and regulation of small coal mines.

The Measures for Implementing Work Safety Permits in Coal Mine Enterprises

The State Administration of Work Safety and the SACMS issued “The Measures for Implementing Work Safety Permits in Coal Mine Enterprises,” which came into effect on May 17, 2004. Pursuant to this document, a coal mine enterprise without a work safety permit may not engage in coal production activities. Coal mining enterprises and their mines that do not satisfy the safety conditions set forth in this document, or those that violate the provisions of this document, will be punished accordingly.  Our Safety Production License was granted on January 19, 2010 and expires on January 19, 2012.

Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines and Five Sets of Supplemental Rules and Regulations

The Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines were promulgated and entered into effect on September 3, 2005. This regulation specifies that coal mine enterprises are responsible for preventing coal mine work safety-related accidents. If a coal mine has not obtained, in accordance with the law, a mining right permit, work safety permit, coal production permit or business license and if the mine manager has not obtained, in accordance with the law, a mine manager qualification certificate and a mine manager safety qualification certificate, the coal mine may not engage in production. We have obtained our Exploration Rights License, Coal Production License and Safety Production License which expire on March 18, 2012, May 31, 2024 and January 19, 2012, respectively.  A coal mine should have adequate safety equipment, facilities and resources and should have in place measures to guard against the occurrence of work safety related accidents, as well as a sound contingency plan to deal with emergencies. Coal mining enterprises should establish a sound system for the detection, elimination, treatment and reporting of latent work safety-related dangers. If a major latent work safety-related danger as specified exists in a coal mine, the enterprise should immediately suspend production and eliminate the latent danger. Coal mining enterprises should provide their personnel working underground and their special operation personnel with safety education and training in accordance with relevant state regulations. The person in charge of a coal mine and the production and operation management personnel should go into mines and act as foremen on a rotating basis in accordance with state regulations, while a file recording their entry into the mine should be maintained. In addition, the State Administration of Work Safety issued five sets of supplemental measures:

(i)           The Measures for Determining Major Latent Work Safety Related Dangers in Coal Mines (for Trial Implementation) stipulates the specific criteria for determining major latent work safety-related dangers. It further defines each of the latent safety related dangers specified in the Special Regulations of the State Council on Preventing Work Safety Related Accidents in Coal Mines, and lists more than 60 major latent safety related dangers.

(ii)           The Implementing Measures for the Detection and Elimination of Latent Dangers in Coal Mines and the Rectification and Closure of Such Mines (for Trial Implementation) specifies that coal mining enterprises are responsible for the detection and elimination of latent work safety-related dangers and that the main persons in charge of coal mining enterprises are fully responsible for the detection, elimination and treatment of latent work safety-related dangers in their enterprises.

(iii)           The Measures for the Supervision and Inspection of Coal Mine Safety Training (for Trial Implementation) specifies that coal mining enterprises must arrange and provide safety education and training to all of their mining personnel in accordance with relevant regulations; select and send their principal persons in charge, work safety management personnel and special operation personnel to qualified coal mine safety training institutions for training in a timely manner; and obtain the corresponding qualification certificates.

(iv)           The Guiding Opinions on Persons in Charge of Coal Mines and Production and Operation Management Personnel Going into Mines as Foremen requires the various types of coal mines to arrange for their persons in charge and production and operation management personnel to go into the mines to act as foremen and to ensure that each shift has at least one such person on site directing the operations. Coal mining enterprises are required to establish such procedures, clarify foremen’s duties and responsibilities and strictly implement internal management and performance appraisal.

(v)           The Measures for Rewarding the Reporting of Major Latent Work Safety Related Dangers in, and Violations of the Law by, Coal Mines (for Trial Implementation) specifies that all units or individuals have the right to report major latent work safety-related dangers in, and violations of law by, coal mines.

Circular on the Opinions of Further Strengthening the Works of Shutting Down  Coal Mines by State Administration of Work Safety and other relevant governmental authorities

The Circular on the Opinions of Further Strengthening the Works of Shutting Down Coal Mines went into effect on September 28, 2006. This regulation set forth 16 standards by which small coal mines would be shut down, including but not limited to the annual coal production capacity of 30,000 tons or less, as well as those coal mines without proper licenses or permits. The objective of the regulation is to reduce both the high rate of accidents and pollution in the PRC coal mining industry.  The regulation specifies that the Central Government will support the development of large coal mining operations, defined as having annual coal production capacity of 300,000 tons or more in Shanxi Province, Shaanxi Province, and Inner Mongolia, of 150,000 tons or more in Gansu Province, Qinghai Province and six other regions, and of 90,000 tons or more in Southwest and Midwest region. The work of shutting down small coal mines is a joint effort by several governmental authorities, including National Development and Reform Commission and the Ministry of Land and Resources.

National Development and Reform Committee issued Guidance Relating to Better Performance Coal Production Transportation Works

On December 14, 2009, the National Development and Reform Committee issued Guidance Relating to Better Performance Coal Production Transportation Works (Fa Gai Yun Xing (2009) No. 3178). Pursuant to which the railway bureau is encouraged to link up and cooperate with the coal mine operating entity for the railway capacity and transportation relationship.  It is also required that the railway capacity shall be increased across the provinces and coals from Shan Xi, Inner Mongolia and Shan‘xi are encouraged to be transported out of the provinces or autonomous regions.  In addition, newly increased railway capacity shall be strengthened for the transportation of coals used for electricity and the supplying and demanding enterprises shall enter into contracts based on the allocation intention framework of the railway capacities.  The Guidance further promotes the price formation mechanism and encourages a marketing price mechanism and certain conditional competition, which requires that the coal price shall be determined by quality and shall reflect marketing demand and supply.

Heat Power

Except for the construction and operation of small power grids in Xizang, Xinjiang, and Hainan provinces, foreign investment in the construction and operation of any coal-fired condensing thermal power station with single-machine capacity of no more than 300 MW or any thermal coal-fired condensing steam extraction of dual-use cogeneration power plant with single machine capacity of no more than 100 MW is currently prohibited in the PRC. As a Nevada corporation, we do not qualify to conduct such business under PRC regulations.  As a result, we operate the Heat Power business through contractual arrangements.

Heating Supply Industry

Our heating supply business is mainly regulated by the Administrative Measures for the Concession Operation of the Municipal Public Utilities effective in 2002 and latest amended in 2009 (the “Concession Operation Measures”), the Circular on the Opinion of Promoting the Reform and Development of Municipal Public Utilities in Our Region issued by the People’s Government of Inner Mongolia Autonomous Region in 2001 and the Administrative Measures of Ordos for the Concession Operation of the Municipal Public Utilities promulgated on April 13, 2005.  Pursuant to these regulations, companies which supply heat are deemed to be municipal public utilities and any entity proposing to engage in such business need to enter into a concession agreement with the competent government authority. The heating supply operator must comply with certain requirements set out by the government utility regulator and shall neither discharge the franchising agreement nor shall cease the operation without prior approval of the competent government authority and/or the municipal or county government.  However, the concession agreement and the corresponding concession right might be terminated by the competent government authority in light of certain violation of such heating supply operator, including the transfer or lease of concession right without approval of government authority, or the cease of operation without prior approval which causes materially adverse effect to the public interest and safety.

Electric Power Industry

Pursuant to the Electric Power Law effective on April 1, 1996 and amended in 2009, the Electric Power Business License Administration Regulation promulgated in 2005 (the “License Regulation”), any entity engaging in the electric power industry, including electricity generation, electricity transportation, electricity supply, shall apply and obtain a Electricity Power Business License. If any entity engages in two or more kinds of electricity power business, then it shall apply for a separate Electricity Power Business License for each kind of electricity power business. Furthermore, any entity who applies for the applicable Electricity Power Business License for electricity generation shall obtain the approvals on the construction of the electricity generation plants, the operation capacity of electricity generation and complying with the laws and regulations on environment made by related governmental authorities.  Our Electricity Power Business License for electricity generation expires on December 30, 2028.  With respect to the price of electricity power which is mainly regulated by the Electricity Power Law, the Reforming Plan of the Price of Electricity Power approved by the State Council in July 2003, the On-grid Power Price Administration Provisional Measures promulgated by the NDRC on March 28, 2005, the price of electricity power shall be determined on the basis of the principles of reasonable compensation of cost and reasonable determination of profits, legal incorporation of taxes, fairly shared burdens and promotion of electricity power construction, In addition, the price of electricity power shall be proposed by electricity generation enterprise and electricity grid operation enterprise and approved by the competent governmental authorities.

Reports to Security Holders

We deliver annual reports on Form 10-K, which include our financial statements to our shareholders.  We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES

Coal Group Principal Business Office

Our principal business office is located on the third floor of No.57, Xinhua East Street, Hohhot City, Inner Mongolia, where our sales, legal, administration, accounting, finance and management departments are located. The third floor is approximately 5,050 square feet.

The office building was purchased by our President, WenXiang Ding, in July 1998 on behalf of Coal Group and he subsequently transferred title to Coal Group once it obtained a business license. The full purchase price has been paid and no amounts remain outstanding for this property. The building has three floors and is 14,674 square feet.

We occupy the third floor and the first and second floors are occupied by XianGrong Commercial & Trade Co., Ltd. where they operate a restaurant. Coal Group provides this space in exchange for property maintenance and catering services. Catering services and various banquets held throughout the year for promotion purposes cost approximately $25,000.  We only pay for catering expenses exceeding $25,000.

The land on which the office building is situated is leased from the PRC government or previous holders of the lease for a period of 50 years, expiring in 2048. A lease from the PRC government grants use of land by obtaining a State Owned Land Usage Certificate and a lease obtained through previous lease holders grants use of land by obtaining a Collective Land Usage Certificate. Land in China cannot be owned and the only form of ownership is by way of lease for a period of up to 50 years. Coal Group is required to use  the land as specified in its business license. Any changes in use must be approved by the PRC government.

In August 2005, Coal Group entered into an agreement with Deheng Assets Management Co., Ltd. (“Deheng Assets”) to purchase two office buildings located at Building 3 in Hongqi Street in Hohhot City (Property Certificate No. 2003001090) and Building 8 in Hongqi Street in Hohhot City (Property Certificate No. 2003002197).  Coal Group holds this property as an investment and leases the units for commercial use.  The two buildings are currently vacant with the exception of 3 floors which were previously occupied by one tenant. The space is rented on a month to month basis.  There are no renovation plans for these properties.

Laiyegou Coal Mine

Please refer to the disclosure under Item 1 above with regard to the location and description of the Laiyegou coal mine.

Heat Power’s office and Real Property

Heat Power’s Administration, Finance, and Heat Station and Project Management Departments are located in newly constructed thermoelectric plant in Yingze Residential Area, Xuejiawan Town, Zhunger County. The office space is approximately 24,272 square feet.

The 3.96 hectares land where the office building  and  our thermoelectric plant are located is leased from the PRC government for a period of 50 years, expiring in 2053. Land in the PRC cannot be directly owned and the only form of ownership is by way of lease for a period of up to 50 years. In order to maintain the lease, we must use the land as specified in the business license.

Please refer to the disclosure under Item 1 above for information regarding the production, reserves, locations, development and the nature of our interests in such properties.

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries, nor any of our property or the property of our subsidiaries, is currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business. To the best of our knowledge, there are also not currently any material proceedings to which any of our directors, officers or affiliates or five percent shareholders, or any associate of any such person, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the over-the-counter market and quoted through the OTCBB under the symbol “CHGY.” The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB in U.S. dollars for the periods listed below.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High ($)	Low ($)
Fiscal Year Ended November 30, 2008
First Quarter (December 1, 2007–February 28, 2008)	n/a	n/a
Second Quarter (March 1, 2008–May 31, 2008)	2.40	0.30
Third Quarter (June 1, 2008–August 31, 2008)	1.60	0.51
Fourth Quarter (September 1, 2008–November 30, 2008)	0.69	0.24

Fiscal Year Ended November 30, 2009
First Quarter (December 1, 2008–February 28, 2009)	0.36	0.07
Second Quarter (March 1, 2009–May 31, 2009)	0.47	0.04
Third Quarter (June 1, 2009–August 31, 2009)	0.93	0.26
Fourth Quarter (September 1, 2009–November 30, 2009)	0.95	0.63

Fiscal Year Ended November 30, 2010
First Quarter (December 1, 2009–February 28, 2010)	0.95	0.66
Second Quarter (March 1, 2010–May 31, 2010)	4.12	0.75
Third Quarter (June 1, 2010–August 31, 2010)	2.30	1.20
Fourth Quarter (September 1, 2010–November 30, 2010)	2.20	1.15

Fiscal Year Ended November 30, 201 1
First Quarter (December 1, 2010–February 25, 2010)	2.00	1.30

Holders

As of February 25, 2011, there were 309 holders of record of our common stock, although we believe the number of beneficial holders is substantially greater. The transfer agent for our common stock is QuickSilver Stock Transfer, LLC.  The transfer agent’s contact information is 6623 Las Vegas Blvd. South, Las Vegas, NV 89119.  The transfer agent’s telephone number is +1 (702) 629-1883.

Dividend Policy

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely entirely on certain payments from the Operating Companies to Tehong Consulting, followed by dividend payments from Tehong Consulting. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds.  In addition, PRC capital and currency regulations may limit our ability to pay dividends.  Our inability to receive all of the revenues from the Operating Companies’ operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future.

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of November 30, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders 1	60,000	2.09	0

Total	60,000	2.09	0

1 As of November 30, 2010, options to purchase up to an aggregate of 60,000 shares of our common stock have been issued to the three independent directors in accordance with the independent director's agreement with each such director to grant each director an option to purchase 20,000 shares of our common stock.

Unregistered Sales of Equity Securities

The Company has not had any sales of unregistered securities within the last three years.

Issuer Purchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our operations and our present business environment. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto included elsewhere in this annual report.

Overview

We are structured as a holding company that controls our two PRC Operating Companies: Coal Group, which operates our coal segment, and Heat Power, which operates our heating and electricity service segment.  Through Coal Group, we produce coal using the longwall method of mining at the Laiyegou coal mine located in the Dongsheng coal field in the Dongsheng district of Ordos City, Inner Mongolia.

Coal Group is the major revenue and profit driver of the Company. Revenue of Coal Group. . For the fiscal year ended November 30, 2010 and 2009, Coal Group contributed 81% and 74% of our total revenue, respectively, with the balance attributable to Heat Power.  While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

Through Coal Group, we produced and sold 820,303 tons of coal in 2010 at our Laiyegou coal mine, representing a 81% increase over 2009 and we also increased our coal trading volume by selling 702,876 tons of coal in 2010, representing a 137% increase over 2009. Going forward, we plan to leverage on the rich coal reserve in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to  increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

In addition to directly selling coal from our mine location, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producer’s mine to the Qinhuangdao port.   The source of the coal sold by our trading business is either from the Laiyegou coal mine or from other local coal producers.  Our business of buying and re-selling coal expanded in 2010 as a result of our receipt of additional quota from the local railway bureau.  Due to the increased quota, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our official confirmed quota increased from 500,000 tons in 2009 to 660,000 tons in 2010.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2011 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2010, Heat Power increased its coverage area from 2,700,000 m2 to approximately 3,200,000 m2 due to the  development of the Xuejiawan area.  We maintained the same level of electricity sales in 2010 of approximately 1,207 million k Wh. which we experienced in 2009.

Seasonality

Coal Group experiences lower sales volume in the first fiscal quarter of each year due to the Chinese New Year holidays, when most businesses are closed. Heat Power provides heating from October 15th each year to April 15th of the next calendar year, resulting in higher sales and profit in the first fiscal quarter, lower sales in the second and fourth fiscal quarter, and no sales from heating in the third fiscal quarter of each year.

Results of Operations

Fiscal Year Ended November 30, 2010 Compared to the Fiscal Year Ended November 30, 2009

Revenues

Coal Group

Coal Group	2010	% Total Revenues	2009	% Total Revenues
Revenues	$70,951,123	81	$32,130,693	74
Cost of Revenues	39,930,436	45	19,241,768	44
Gross Profit	$31,020,687	36	$12,888,925	30

Revenues for Coal Group were $70,951,123 in 2010 compared to $32,130,693 in 2009. The $38,820,430, or 121%, increase was as a result of the resumption of full production of our Laiyegou coal mine in 2010. We produced and sold 820,303 tons of coal in 2010 as compared to 453,430 tons in 2009.  In addition, our coal production revenues increased because the weighted average price received per ton increased from $37 in 2009 to $44 in 2010.   We also  increased our proprietary coal trading volume by selling 702,876 tons of coal in 2010, as compared to 296,919 tons in 2009.  The increase in our overall gross profit margin was primarily attributable to the improvement of the gross profit margin of our coal trading business from 8% in 2009 to 22% in 2010 as a result of our ability to sell coal at higher open market prices at the Qinhuangdao  port.  Prior to May 2009, our coal trading activities consisted of transportation quota trading in which we purchased coal from one or more third party coal producers without sufficient rail space allocation to ship their coal, arranged and paid for the rail transportation of such coal, and then sold the coal back to the original coal producer at the port for a fixed profit. However, as we expanded our proprietary trading business due to our increased quota, we were able to buy coal from other coal producers in Inner Mongolia, and sell the coal to third parties at market prices at our discretion at the Qinhuangdao port, enabling us to yield a much higher margin in 2010.

The following is a breakdown of the revenues for the Coal Group for the years ended November 30, 2010 and November 30, 2009:

Coal Trading	2010	% Total Revenues	2009	% Total Revenues
Revenues	$34,672,760	40	$15,096,726	35
Cost of revenues	27,132,734	31	13,931,995	32
Gross Profit	$7,540,026	9	$1,164,731	3

Coal Production	2010	% Total Revenues	2009	% Total Revenues
Revenues	$36,278,363	41	$17,033,967	39
Cost of revenues	12,797,702	14	5,309,773	12
Gross Profit	$23,480,661	27	$11,724,194	27

 The following is a breakdown of the revenues for Heat Power for the years ended November 30, 2010 and November 30, 2009:

Heat Power	2010	% Total Revenues	2009	% Total Revenues
Revenues	$17,094,152	19	$11,217,385	26
Cost of revenues	14,187,683	16	10,116,176	23
Gross Profit	$2,906,469	3	$1,101,209	3

Heat Power has two distinct operations: it supplies heating directly to end users throughout the Xuejiawan district in Ordos City, Inner Mongolia, and it also supplies electricity through Electric Power Group.  Revenues generated by Heat Power were $17,094,152 in 2010 compared to $11,217,385 in 2009. The $5,876,767 increase was a result of an increase in sales volume due to an over 18% increase in the coverage area of Heat Power’s operations.

We also received government subsidies of $5,511,922 in 2010 as compared to $1,469,084, to compensate for lower government regulated heat price and market-driven cost of coal used in providing heat.

The following table describes the type of customer and identifies the units of measurement that are associated with the revenues that are reported by Heat Power.

Heating Revenue

	Unit Price ($/sq meter month)		Area (‘000 sq meter range)		Revenue ($)
User	2010	2009	2010	2009	2010	2009	Variance

Residential	0.38	0.38	2018/2440	1440/2018	4,839,224	3,504,076	1,335,148
Non-residential	0.64	0.62	708/806	660/708	2,858,414	2,582,594	275,820

Total					7,697,638	6,086,670	1,610,968

The following table compares the quarterly revenue stream from the Electric Power Group and the units of measurement that are associated with the revenues for such periods.

Electricity Revenue

	Unit Price ($/ k Wh)		Units of power supplied (1000 k Wh)		Revenue ($)
Period	2010	2009	2010	2009	2010	2009	Variance
Q1	0.03	0.03	30,600	30,388	988,074	911,646	76,428
Q2	0.03	0.03	36,170	34,460	1,158,751	1,033,782	124,969
Q3	0.03	0.03	25,471	25,320	618,588	739,149	(120,561)
Q4	0.03	0.03	28,421	34,810	1,119,179	977,054	142,125

Total			120,662	124,978	3,884,592	3,661,631	222,961

Cost of Revenues

Details of the cost of revenues for the years 2010 and 2009 are as follows:

	2010	2009	Variance
Coal and freight	$43,668,259	$22,952,219	$20,716,040
Depreciation and amortization	4,064,506	2,875,596	1,188,910
Heat resource rental	2,750,445	1,081,488	1,668,957
Salaries and benefits	1,214,218	711,599	502,619
Utilities	920,603	534,093	386,510
Operating supplies	912,705	489,696	423,009
Repairs	304,333	167,391	136,942
Others	283,050	545,862	(262,812)

Total	$54,118,119	$29,357,944	$24,760,175

Coal & freight: Our cost of coal increased principally as a result of coal purchases in connection with our trading business.

Depreciation & amortization: Increase in depreciation and amortization was in line with the expanded heat supply area. We constructed more pipelines to supply heat to these areas. Increase in depreciation & amortization was also attributable to the increase of production volume in our Laiyegou coal mine.

Heat resource rental: Our heat resource rental costs increased to higher levels because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we increased our service coverage area. Unit price of steam was raised from US$1.47/Giga-joule to US$2.51/Giga-joule since October 15, 2010.

Salaries and benefits: Salaries increased as a result of a significant increase in pay to employees and the hiring of new personnel at Heat Power.

Selling expenses

For the year ended November 30, 2010, selling expenses increase by approximately $3,302,640 as compared to 2009. This was mainly due to the increase of transportation and storage costs as we expanded our proprietary coal trading business in 2010.  Selling expenses are expected to increase in line with trading volume.

	2010	2009	Variance
Transportation & storage	$3,738,736	$1,448,797	$2,289,939
Sales tax and other expenses	1,323,432	563,385	760,047
Office	259,538	100,504	159,034
Salaries and benefits	168,916	92,194	76,722
Depreciation	19,060	2,162	16,898

Total	$5,509,682	$2,207,042	$3,302,640

General and Administrative Expenses

Details of the general and administrative expenses of the years 2010 and 2009 are as follows:

	2010	2009	Variance
Professional and other fees	$1,039,866	$893,395	$146,471
Office	946,378	760,316	186,062
Salaries and welfares	797,840	570,442	227,398
Travel	393,775	217,702	176,073
Depreciation	290,822	241,475	49,347
Tax	162,913	227,100	(64,187)
Repairs	89,691	114,505	(24,814)
Allowance for doubtful accounts	(67,800)	18,294	(86,094)
Stock option	99,202	—	99,202
Other	63,774	213,500	(149,726)

Total Expenses	$3,816,461	$3,256,729	$559,732

Professional and other fees. Fees were paid principally to various professionals, including financial advisors, attorneys and accountants.  These expenses increased in the fiscal year ended November 30, 2010 because we purchased D&O insurance for our directors and officers, amounting to $163,000, in this year.

Office. The increase was attributable to: (i). payment of heating charges at Laiyegou coal mine for 2009 and 2010, and (ii). increase in expenses spent on gasoline as we purchased four new vehicles in 2010.

Salaries and benefits: Salaries and benefits increased as a result of a pay increase to approximately 25 upper management employees at Laiyegou coal mine since May 2010 and the hiring of new personnel at Heat Power.

Travel. Travel expenses increased due to the work of our consultants.  We expect such expenses to recur periodically.

Depreciation.   These expenses increased in the fiscal year ended November 30, 2010 mainly due to we purchased four new vehicles in 2010.

Stock option. On May 31, 2010, we granted options to each of our three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.09 per share. The stock-based compensation was $99,202 for the fiscal year ended November 30, 2010.

Non-Operating Income and Expenses

Non-operating income increased from $510,565 to $1,056,502 as a result of an increase in deferred revenue recognized in 2010.  Deferred revenue relates to the construction of pipeline, and it increased in line with the expansion of pipeline in recent years. Non-operating expenses decreased from $955,648 to $206,387. We suffered a loss on disposal of fixed assets amounting to $753,114 in 2009. No such expenses occurred in this year.

Liquidity and Capital Resources

As of November 30, 2010 we had a working capital deficit of approximately $21,723,598, including $6,629,669 principal amount of loans from shareholders which are due on demand.  We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. It is our view that, many of our current liabilities, which are included in the definition of working capital, do not impose strict and time sensitive cash repayment terms on us. For example, advances from customers to be repaid in coal (which we believe will be readily available), current portion of deferred income (which is the portion of pipeline construction reimbursement, already received by us, to be amortized in the next year), and shareholder loans (which we believe would not be called by a shareholder at a time adverse to the Company) amount to an aggregate of $15,095,490 of our current liabilities. However, we may require other sources of capital to reduce the impact of our working capital deficit.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed is in excess of our current capital resources, we will explore financing options such as shareholder loans.  Shareholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time.  Existing shareholder loans are payable on demand and accrue interest of 5.31% per annum. The outstanding balance of our shareholder loans as of November 30, 2010 was $8,772,316.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at November 30, 2010, were as follows:

Bank name	From	To	Principal	Interest rate	Security
China Construction Bank	April 23, 2010	April 22, 2011	2,999,850	6.903%	Secured
Agricultural Bank of China	July 28, 2010	July 27, 2011	6,599,670	5.841%	Secured

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $17,904,031 for the year ended November 30, 2010 as compared to cash flows used in operating activities of $13,208,238 for the year ended November 30, 2009. The following summarizes the inflow and outflow of cash for these periods:

	Year Ended November 30,
	2010	2009
Net income	$17,595,160	5,106,219
Depreciation and amortization	4,488,539	3,102,399
(Increase) in restricted cash	(396,150)	-
(Increase) in accounts receivable	(1,081,235)	(1,612,663)
Decrease (Increase) in other receivables	355,405	(113,724)
(Increase) in advances to suppliers	(1,805,486)	(484,264)
Decrease (increase) in inventory	2,325,860	(5,074,311)
Increase in deferred income	1,448,930	1,675,012
Increase (decrease) in accounts payable	(215,291)	2,028,336
(Decrease) increase in advance from customers	(6,846,339)	8,183,112
Increase (decrease) in accrued liabilities and other payables	1,767,486	(542,806)
Others	267,152	940,928
Net cash provided by operating activities	$17,904,031	13,208,238

Accounts receivable. The increase in accounts receivables is mainly attributable to a credit sales made to Zhejiang Zhengneng Fuxing Fuel Co., Ltd. (“Zheneng Fuxing”), amounting to $1,579,764. Normally, customers need to pay in advance to purchase coal from Coal Group. Only a few companies who have built long-term relationship with the Company enjoyed credit sales.  Zheneng Fuxing is among  these companies.

Other receivables. Other receivables decreased as we received government subsidies of supplying heat to residential units, which was recorded under other receivables.

Advances to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers, along with the increase of sales volume.

Inventory. Inventory mainly consists of coal for trading purposes. The balance of coal inventory decreased during 2010 as we did not pick up the coal from our suppliers at the year end cut-off time.

Deferred income. Deferred income relates to the construction of pipeline, and it increased in line with the expansion of pipeline in 2010.

Advances from customers. Advances on sales of coal represent the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances decreased during 2010 as a result of fewer outstanding orders as of the last day of the year.  The level of advances fluctuates depending upon how quickly Coal Group customers take delivery of their goods at any given time. The decrease was also due to the recognition of the one-time  subsidies previously received from the local government to compensate for lower government regulated heat price and market-driven cost of coal used in providing heat. We temporarily recorded such subsidies as advances from customers when we initially received the subsidies.

Accrued liabilities and other payables. These amounts consist of, among others, accruals made for loan interest, repairs and maintenance of heating plants, labor union fees, social insurance and technical training for our employees. Increase in accrual liabilities and other payables was mainly due to increase in VAT payables, which increased in line with the sales volume in Q4 2010.

Investing Activities:
Our cash flows used in investing activities were $14,148,089 for the year ended November 30, 2010 and $13,817,493 for the year ended November 30, 2009.

As of the year ended November 30, 2010, $12,637,397 of total notes receivable of $14,679,099, represented amounts lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman. During the first quarter of 2011, $9,357,366 (or 74%) of such amounts outstanding to the Company from related parties were repaid in cash, leaving an outstanding amount of notes receivable from related parties of $3,280,031as of February 28, 2011. The Company expects full repayment of the remaining amount in cash by the end of the second quarter of 2011.

Financing Activities:
Our cash flows used in financing activities were $4,281,695 for the year ended November 30, 2010 and cash flows provided by financing activities were $5,231,230 for the year ended November 30, 2009.

A substantial portion of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and Coal Group was provided by shareholder loans.  The loans are undocumented and payable on demand.  We expect to have these loans documented in the near future.  The outstanding balances and interest rate of shareholder loans at November 30, 2010, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,103,245	5.31%
Inner Mongolia Duoyida Mining Co., Ltd.	1,925,783	5.31%
Ordos City YiYuan Investment Co. Ltd.	1,743,288	5.31%

Total	$8,772,316

Material Commitments

We have commitments to payment of bank loans and shareholder loans as mentioned above and with respect to payment of mining rights  which rights were fully paid off prior to the end of 2008.  We have title to all our capital assets consisting of production equipment, automobiles, and office equipment. The total amount of such commitments is $18,371,836.

Summary of Significant Accounting Policies

The consolidated financial statements of the Company as of November 30, 2010 and, 2009  and for the years ended November 30, 2010 and  2009  have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company’s WFOE and Coal Group and Heat Power since they are deemed variable interest entities and the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the Company’s restructuring in 2010, Coal Group and Heat Power were subsidiaries of the Company whose accounts were included in the consolidated financial statements.

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2010	November 30, 2009
Balance sheet items, except for the registered and paid-up capital, additional paid-in capital, statutory reserve and retained earnings, as of year end	US$1=RMB 6.6670	US$1=RMB 6.8265

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB 6.7847	US$1=RMB 6.8330

For the years ended November 30, 2010 and 2009 , foreign currency translation adjustment of approximately $1,010,025 and $43,559 , respectively, was reported as accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity and comprehensive income.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of November 30, 2010 and 2009 , the balances of allowance for doubtful accounts were $54,747 and $120,853 , respectively.  For the years presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method .  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not record any provisions for inventory valuation allowance for the years ended November 30, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization.  Cost includes the prices paid to acquire or construct the assets, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset.  Depreciation is computed using the straight line method over the estimated useful lives of property, plant and equipment, which are approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings.  Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.  Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Long-Term Investment

We had no long-term Investments in 2010 and 2009.

Restricted Cash

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earned an interest rate of 0.36% per annum in fiscal year 2010 and 0.6% per annum in fiscal year 2009 .

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

Impairment of Long-lived Assets

The Company applies SFAS No. 144, ”Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as codified in FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2010  and 2009.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $305,198 and $188,151  for the years ended November 30, 2010 and 2009, respectively, which is included in cost of goods sold in the statements of operations. Coal Group expenses such costs when incurred.

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

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advances to suppliers and other current assets, short term bank loans, accounts payable, advance from customers, other current liabilities and shareholders’ loan. As of November 30, 2010 and 2009, the carrying values of these financial instruments approximated their fair values.

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

Surplus Reserve Fund: We are required to transfer 10% of our net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of our registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund: Common welfare fund is a voluntary fund to which we can elect to transfer 5% to 10% of our net income, as determined under PRC accounting rules and regulations. This fund can only be utilized on capital items for the collective benefit of our employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton of raw coal mined for 2010 and 2009 , respectively, and RMB 10.5 per ton for a maintenance fund.  As defined under U.S. GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	November 30, 2010	November 30, 2009

Statutory surplus reserve	$2,447,598	$2,447,598
Welfare fund	—	—
Safety and maintenance reserve	$6,126,038	5,631,167
Total statutory reserves	$8,573,636	$8,078,765

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Inflation

We experienced increased coal prices in our coal trading business and Heat Power business. We were also able to increase our selling price for coal. The increase in our coal purchase and sale prices may be due to inflation and/or other factors. The PRC government has adopted various measures to control inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statement and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, who is the principal executive officer, and Chief Financial Officer, who is the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, and solely as a result of the material weaknesses and significant deficiencies in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

Material Weaknesses and Significant Deficiencies in Internal Control Over Financial Reporting

Management did identify material weaknesses and significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  With respect to material weaknesses, we believe the Company must improve its internal accounting and bookkeeping personnel and procedures. With respect to significant deficiencies, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review the consolidated financial statements. To remediate this situation, we continue to seek to recruit experienced professionals to augment and upgrade our financial staff to improve our internal accounting and bookkeeping personnel and practices as well as improve our issues of timeliness and completeness in US GAAP financial reporting.  We are continuing to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically. We have already compiled a model internal control flow chart and are evaluating our procedures against this model.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weaknesses and significant deficiencies discussed above.

Report on Internal Control Over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of its internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that solely as a result of the material weaknesses and significant deficiencies in internal control as described above, the Company did not maintain effective internal control over financial reporting as of November 30, 2010.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 28, 2011, our Board of Directors approved new corporate Bylaws.  The new Bylaws are attached to this Annual Report on Form 10-K as Exhibit 3.2.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Certain Significant Employees

As of the date of this annual report, our directors, executive officers and significant employees are as follows:

Name	Age	Position
WenXiang Ding	55	Chief Executive Officer, President, Treasurer & Director; General Manager of Coal Group and Heat Power
YanHua Li	53	Vice General Manager of Coal Group, Director
Alex (Yuan) Gong	36	Chief Financial Officer
Brock Silvers(1)(2)(3)	46	Director
Stephen Markscheid (1)(2)(3)	56	Director
Paul Li(1)(2)(3)	59	Director

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating and Corporate Governance Committee

WenXiang Ding has been our CEO, President, Director, and Treasurer since November 5, 2004. WenXiang Ding is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing. WenXiang Ding is also responsible for our overall direction and various initiatives as needed from time to time in maintaining the health of the Company. WenXiang Ding is currently overseeing our marketing and public relations efforts in maintaining current customers and attracting new customers and also initiating contracts with sectors of the Inner Mongolia government for expansion of electrical and heating networks. In August, 2000, WenXiang Ding became the Executive Director and General Manager of Coal Group where he brought his experience in the coal industry from serving as the Chief Accountant and, Operations Director of Inner Mongolia Coal of the People’s Republic of China General Political Department. WenXiang Ding also founded Heat Power in September 2003 where he served as the General Manager until November 2004.  In 1993, WenXiang Ding obtained training in coal mine management from the Beijing Coal Management Institute. During 2002, he obtained further training in coal mine production and public utility management from the Inner Mongolia Coal Industry Bureau and Urdos City Construction Bureau, respectively. WenXiang Ding is the founder of the Company and has more than 10 years of experience in running the business operations of the Company. We believe that WenXiang Ding brings essential knowledge of the coal and heat provision industries and Company operations to the Board of Directors.

YanHua Li became a director on November 5, 2004. She is employed as the Vice General Manager of the Coal Group, a position she has held since 2000. Her responsibilities include overseeing our finance and human resources departments. Ms. Li is also the General Manager of Inner Mongolia XiangRong Commercial and Trade Co., Ltd. where she oversees the finance department and responsible for operations management and has been for the past 5 years. Ms. Li has more than 10 years of experience in running the business operations of the Company and we believe that she brings essential knowledge of our operations to the Board of Directors. Ms. Li is married to Wenxiang Ding.

Alex (Yuan) Gong became CFO of the Company in December 2009.  Mr. Gong is also a partner of Jessie International, a financial advisory firm, since March 2008, where he provides advise and assistance to private and public companies accessing capital markets and introduces such companies to private equity and hedge fund investors. From September 2007 to March 2008, Mr. Gong served as Board Secretary and Director of Investor Relations fro Xinyuan Real Estate Co., Ltd.  From March 2007 to September 2007, Mr. Gong was the Assistant to the Chief Executive Officer of SPG Land (Holdings) Limited, where he worked on financing of real estate projects and investor relations. Mr. Gong was a research analyst with Morgan Stanley Asia from April 2005 to March 2007. Mr. Gong received a BA from Peking University in 1997 and an MBA from the University of Delaware in 2003.

Brock Silvers joined the Company as a director in June 2010.  From March 2009 to April 2010, Mr. Silvers served as CEO of Laris Group, a China-based hospitality portfolio.  From January 2007 to March 2009, he served as Managing Director of Kaiyuan Investment Advisory, a China-based consultancy focused on energy industries.  From March 2005 to December 2006, Mr. Silvers served as CEO of Envirofit International, an environmental technology firm operating in the Asia Pacific region.  Mr. Silvers’ Board experience includes serving as an Executive Director with Envirofit International, Power Pacific Company, and Shijiazhuang Yongtai Cogen Joint Venture.  He received his MBA in Finance from the Wharton School – University of Pennsylvania, his M.A. in International Studies (Chinese Language & Culture) from the Lauder Institute - University of Pennsylvania, and his B.A. in Chinese Studies from Columbia University.  Mr. Silvers is fluent in Mandarin. We believe that Mr. Silvers’ experience in the energy sector and his knowledge of Mandarin will be valuable to the Board of Directors.

Stephen Markscheid joined the Company as a director in June 2010.  From October 2007 to present, Mr. Markscheid has served as the chief executive officer of Synergenz BioScience Inc., a Hong Kong-based genomics company.  From June 2006 to October 2007, he served as the chief executive officer of HuaMei Capital Company, Inc., a boutique investment bank focused on asset management services provided to Chinese institutional investors, and direct investments both outbound to China and inbound from China.  From March 2003 to March, 2006, Mr. Markscheid served as the Senior VP – Global Risk, of GE Healthcare Financial Services, where he managed risk related to merger and acquisition transactions. Mr. Markscheid serves on the board of directors of CNinsure, Inc. (Nasdaq: CISG).  He received his B.A. from Princeton University in 1976, his M.A from Johns Hopkins University – SAIS, in 1980 and his MBA from Columbia University in 1991.  Mr. Markscheid is fluent in Mandarin.  We believe that Mr. Markscheid’s over twenty years as a finance professional in the US, Asia and Europe, and experience with M&A, strategic investments, joint ventures and new business development across industries in emerging markets bring valuable experience to the Board of Directors.

Paul Li joined the Company as a director in June 2010. Mr. Li is the CFO of  Sen Yu International Holdings, Inc., a China based hog breeding and production company (CSWG.OB). From April 2010 to July 2010, Mr. Li was a partner at Xinglongie Investment Consulting, Co., Ltd.  Prior to that, from April 2007 to January 2010, Mr. Li served as manager of Kelmar Associates, a company providing consulting and auditing services to the U.S. government and undertakes forensic audits in Fortune 100 companies.  From July 2004 to April 2007, Mr. Li served as an Assistant Vice President at Countrywide Financial Company, where he performed risk-assessments in various audit areas  and planning, supervised auditors and co-sourcing personnel in the conduct of field audits and determined audit objectives and procedures to review and assess the adequacy and application of internal controls. He received his B.A. from St. Francis College, NY, NY in 1976 and an MBA in Risk Management from College of Insurance, NY, NY in 1984.  Mr. Li is a licensed Certified Public Accountant in California and New Jersey. We believe that Mr. Li’s greater than twenty years of experience in risk management, auditing and accounting will bring valuable experience to the Board of Directors.

Term of Office

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. All officers serve at the pleasure of the board of directors.

Family Relationships

Mr. WenXiang Ding, our CEO, President, Treasurer and a director of our company and General Manager of Coal Group and Heat Power, and Ms. YanHua Li, a director of our company and Vice General Manager of Coal Group, are married. There are no other family relationships among our executive officers, directors and significant employees.

Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Corporate Governance

Board of Directors

In determining whether our directors are independent we comply with the rules of the NYSE Amex (formerly the American Stock Exchange LLC).  The board of directors will also consult with counsel to ensure that the board of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Three of our directors, Messrs. Markscheid, Li and Silvers, are “independent” as that term is defined by Section 803 of the NYSE Amex Company Guide; accordingly, we satisfy the “independent director” requirements of NYSE Amex, which requires that a majority of a company’s directors be independent.  All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee and a compensation committee, each of which was formed on June 3, 2010.  Charters for each committee may be found on our English website at www.ceccec.com/en.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of our company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2010, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except that each of Stephen Markscheid, Brock Silvers and Paul Li failed to timely file one Form 3.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee members consist of Messrs. Markscheid, Paul Li and Silvers. Each of these members would be considered “independent” as defined by Section 803 of the NYSE Amex Company Guide, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The audit committee operates under a written charter. Mr. Li is the chairman of our audit committee.

Our board of directors has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC, serving on our audit committee, and that Mr. Li is the “audit committee financial expert.”

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to assist our board of directors in identifying qualified individuals to become board members, in determining the composition of the board of directors and in monitoring the process to assess board effectiveness. Each of Messrs. Markscheid, Paul Li and Silvers are members of the nominating and corporate governance committee. The nominating and corporate governance committee operates under a written charter. Mr. Silvers is the chairman of nominating and corporate governance committee.

Compensation Committee

The compensation committee is responsible for (a) reviewing and providing recommendations to the board of directors on matters relating to employee compensation and benefit plans, and (b) assisting the board in determining the compensation of the chief executive officer and making recommendations to the board with respect to the compensation of the chief financial officer, other executive officers of the company and independent directors. Each of Messrs. Markscheid, Paul Li and Silvers are members of the compensation committee. The compensation committee operates under a written charter. Mr. Markscheid is the chairman of compensation committee.

Code of Ethics

We adopted a Code of Business Conduct and Ethics in February 2010. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to China Energy Corporation, No.57, Xinhua East Street, Hohhot City, Inner Mongolia. The Code of Ethics is available on our English internet website at: http://www.ceccec.com/en/InvestorView.aspx?ID=130.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We strive to provide our named executive officers with a base salary that we believe is market-rate for comparable public companies based in our area of China, and which is in line with  the executive’s  roles and responsibilities.  We believe that other peer companies in China which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes. However, none of our direct competitors are public companies in the U.S. We believe that the compensation of our executive officers is appropriate.

It is not uncommon for companies with operations primarily in China to have base salaries and bonuses as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors located in China, the base salary and bonus paid to our named executive officers is in line with our domestic competitors, such as Inner Mongolia Yitai Group Co., Ltd., Inner Mongolia Manshi Coal Group Co., Ltd., Inner Mongolia Yidong Coal Group Cp., Ltd. And Inner Mongolia Huineng Coal & Power Group Co., Ltd. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We will consider other elements of compensation, including without limitation, short-and long-term compensation, cash and non-cash, and other equity-based compensation. We believe our current compensation package is comparable to our peers in the industry and is aimed to retain and attract talented individuals.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation paid to our officers for their work related to us and the Operating Companies. These officers are referred to herein as the “named executive officers.”

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended November 30, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
WenXiang Ding, President, CEO	2010	10,800	—	—	—	—	—	—	10,800
	2009	6,800	—	—	0	—	—	—	6,800
YanHua Li, Coal Group Vice General Manager	2010	9,000	—	—	—	—	—	—	9,000
	2009	5,100	—	—	0	—	—	—	5,100
Fu Xu, former CFO (1)	2010	—	—	—	—	—	—	—	—
	2009	9,000	—	—	0	—	—	—	9,000
Alex (Yuan) Gong (1)	2010	53,060	—	—	—	—	—	—	53,060
	2009	—	—	—	—	—	—	—	—

(1) Fu Xu resigned as CFO in December 2009 and was  replaced at such time by Yuan (Alex) Gong.

Employment Agreements

Yuan “Alex” Gong.  On December 14, 2009 we entered into a 24-month employment agreement with Jessie International, Inc., our financial advisor, pursuant to which Jessie International, Inc. agreed to provide its president, Alex Gong, to serve as our Chief Financial Officer, at a salary of RMB 30,000 (approximately $4,414) per month.  The parties to the agreement agreed to cap damages arising from any claim for breach of the agreement to RMB 20,000 ($2,492).  Disputes arising under the agreement are to be submitted to the China International Economics and Commerce Arbitration Committee for arbitration.

The China Energy Corporation 2008 Stock Option Plan

Our 2008 Stock Option Plan (the “2008 Plan”) provided for the grant of incentive stock options and nonqualified stock options to directors, officers, employees and consultants of the Company. Certain awards are intended to qualify as “incentive stock options” within the meaning of the Code. On November 3, 2008 we issued an option to purchase up to 1,000,000 shares of our common stock to WenXiang Ding and an option to purchase up to 100,000 shares of our common stock to his son, Yi Ding, each at an exercise price of $0.50 per share.  No awards were issued under the 2008 Plan in the 2010 fiscal year. In July 2010, each of WenXiang and Yi Ding forfeited such options and the 2008 Plan was terminated with no shares of common stock or securities convertible into common stock outstanding under the 2008 Plan.

Outstanding Equity Awards at Fiscal Year-end

On November 3, 2008 we issued an option to purchase up to 1,000,000 shares of our common stock to WenXiang Ding and an option to purchase up to 100,000 shares of our common stock to his son, Yi Ding, each at an exercise price of $0.50 per share. In July 2010 each of WenXiang and Yi Ding forfeited such options and the 2008 was terminated with no shares of common stock or securities convertible into common stock outstanding under the 2008 Plan.

As of November 30, 2010, options to purchase up to an aggregate of 60,000 shares of our common stock have been issued to the three independent directors in accordance with the independent directors agreement with each such director to grant each director an option to purchase 20,000 shares of our common stock.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to us in all capacities for the fiscal year ended November 30, 2010.

	Fees Earned and Paid in	Stock	Option	Non-Equity Incentive Plan		Change in Pension Value and Non-qualified Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation		Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#	)	($)	($)	($)
WenXiang Ding	—	—	—	—		—	—	—
Yanhua Li	—	—	—	—		—	—	—
Brock Silvers	6,600	—	33,067	—		—	—	39,667
Stephen Marksch eid	6,600	—	33,067	—		—	—	39,667
Paul Li	9,100	—	33,067	—		—	—	42,167

We do not pay compensation to our employee directors.

Pursuant to one year agreements effective as of May 31, 2010, each of Messrs. Silvers and Markscheid are entitled to a fee of $10,000 per year for the term of their respective agreements, while Mr. Li will receive an annual fee of $15,000 for the term of his agreement.  Pursuant to their agreements, Messrs. Silvers, Markscheid and Li were each awarded (i) a 10-year option to purchase up to 20,000 shares of our common stock at  an excersice price of $2.02 per share, such option vesting in equal, quarterly installments over the term of their respective agreements, commencing August 31, 2010, so long as each director is, respectively, serving as a member of the Board of Directors at each such time.  We also agreed to (i) pay each such independent director $800 for each board or committee meeting attended by telephone, (ii) pay each such independent director $2,500 for each board or committee meeting attended in person and (iii) reimburse each such independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 25, 2011 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group.  As of February 25, 2011, we had 45,000,000 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is No. 57 Xinhua East Street, Hohhot, Inner Mongolia, People’s Republic of China, 010010.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of February 25, 2011, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner and Office, if any	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
WenXiang Ding, CEO, President, Director, and Treasurer	30,589,107	(2)	68%
YanHua Li, Director	0		0
Alex (Yuan) Gong, CFO	0		0
Brock Silvers, Director	20,000	(3)
Paul Li, Director	20,000	(3)
Stephen Marksheid, Director	20,000	(3)
Fortune Place Holdings Limited	30,589,107	(2)	68%
Officers and Directors as a Group	30,589,107		68%

(1)           Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares. The business address of each holder is the principal address of the Company.

(2)           Ms. Ninghua Xu is the record holder of 100% of the equity interests of Fortune Place. On November 30, 2010, Ms. Xu entered into an Entrustment Agreement with WenXiang Ding, our Chief Executive Officer, pursuant to which Ms. Xu granted WenXiang Ding the right to vote and dispose of the shares of the Company held by Fortune Place. WenXiang Ding may be deemed to beneficially own all 30,589,107 shares of common stock of the Company held by Fortune Place.

(3)            Includes a 10-year option to purchase 20,000 shares of common stock of the Company.  Such option vests in equal quarterly installments beginning with the fiscal quarter ending August 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Shareholder Loans to the Company

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs as of November 30, 2009 and 2010:

	2010	2009
Hangzhou Dayuan Group, Ltd.	$5,103,245	$5,428,963
Inner Mongolia Duoyida Mining Co., Ltd.	1,925,783	1,807,686
Ordos City YiYuan Investment Co. Ltd.	1,743,288	1,634,404
Yanhua Li, director, married to WenXiang Ding	—	1,025,416
Yi Ding, son of WenXiang Ding	—	47,245
WenXiang Ding	—	28,565
	—
Total	$8,772,316	9,972,279

During fiscal 2010, the largest aggregate amount of the shareholder loans at any given point in time was $10,393,738. These loans are payable upon demand and interest is charged at 5.31% per annum on balances owing. We have no formalized agreements with our shareholders guaranteeing that certain amounts of funds will be available to us in the future. We may exhaust this source of funding anytime.

Notes Receivable from Related Parties

The Company made certain loans  for strategic purposes to entities affiliated with Wenxiang Ding, our Chairman and CEO. As of November 30, 2010 and 2009 the  amounts outstanding to related parties were as follows:

	2010	2009
Inner Mogolia Tehong Investment Co., Ltd. (no interest)	$8,884,242	$3,244,785
Inner Mongolia Tehong Coal Chemical Co., Ltd. (no interest)	3,275,836	761,737
Inner Mogolia Tehong Glass Co., Ltd. (with interest at 11.16%)	477,319	—

Total	$12,637,397	$4,006,522

During the first quarter of 2011, $9,357,366 (or 74%) of such amounts outstanding to the Company from related parties were repaid in cash leaving an outstanding amount receivable of $3,280,031 from Inner Mongolia Tehong Coal Chemical Co., Ltd. The Company expects that the repayment of the outstanding amount will be made by the end of the second quarter of 2011.

Other Transactions with Control Persons

Share Option Agreement and Entrustment Agreement

On November 30, 2010, WenXiang Ding and Ninghua Xu entered into a share transfer agreement pursuant to which WenXiang Ding, in consideration of the his contributions to the Company and as an incentive to him to continue his commitment to the Company and its affiliates, was granted an option to purchase up to 100% of the common shares of Fortune Place from Ninghua Xu.  WenXiang Ding may only exercise the option at a certain exercise price upon the  fulfillment of certain performance targets set forth in the share transfer agreement.  In the event that the Company and its affiliates do not achieve the aforesaid performance targets, then Mr Ding may exercise the option at an alternative exercise price on the date at which the option would have otherwise been exercisable had the performance targets been met.

On November 30, 2010, WenXiang Ding and Ninghua Xu entered into an entrustment agreement, pursuant to which Ninghua Xu entrusts WenXiang Ding to manage Fortune Place, the Company and its affiliates as the exclusive agent of Ninghua Xu with respect to all matters concerning Ninghua Xu’s shareholding in Fortune Place, including attending shareholders’ meeting, exercising shareholder’s rights (including voting rights), and designating and appointing legal representatives and certain other senior officers.  The term of aforesaid entrustment agreement is 10 years, during which, except as otherwise provided by applicable laws, this entrustment agreement shall not be rescinded or terminated by any party unless agreed upon mutually.

VIE Contractual Arrangements

On November 30, 2010, Tehong Consulting and each of the Operating Companies entered into exclusive business cooperation agreements, pursuant to which Tehong Consulting provides technical and consulting services related to the business operations of each of the Operating Companies. As consideration for such services, each of the Operating Companies has agreed to pay an annual service fee to Tehong Consulting in an amount equal to 100% of its net income for such year.  The term of each of these agreements is 10 years from the date thereof.  Tehong Consulting may terminate the agreements at any time upon giving 30 days’ prior written notice to each of the Operating Companies.

Tehong Consulting entered into option agreements on November 30, 2010 with each of the Operating Companies, and each of the Registered Owners of the Operating Companies, pursuant to which Tehong Consulting has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in each of the Operating Companies owned by each of the Registered Owners of  the Operating Companies.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest will be RMB1.00 or the minimum price required by PRC law or government practice. Each of the exclusive option agreements has a 10 year term.

On November 30, 2010, each of the Registered Owners of the Operating Companies issued a power of attorney providing Tehong Consulting the power to act as his/her or its exclusive agent with respect to all matters related to his/her or its ownership interest in each of the Operating Companies, including the right to attend shareholders’ meetings of each of the Operating Companies and the right to exercise voting rights to which he/she or it is entitled under PRC law.

Tehong Consulting entered into equity interest pledge agreements on November 30, 2010 with each of the Operating Companies, and each of the Registered Owners of the Operating Companies, pursuant to which each of the Registered Owners of the Operating Companies pledged his/her or its equity interest in the Operating Companies to Tehong Consulting to secure the obligations of each of the Operating Companies under the exclusive business cooperation agreements as described above. In addition, the Registered Owners of the Operating Companies agreed not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests in the Operating Companies that would affect Tehong Consulting’s interests. Each of the equity interest pledge agreements will expire when each of the Operating Companies fully performs its obligations under the exclusive business cooperation agreements described above. All the equity interest pledges became effective on November 30, 2010 upon their registration with the competent administration of industry and commerce.

Review, Approval or Ratification of Transactions with Related Parties

Our audit committee, which is comprised of our three independent directors, is responsible for reviewing and approving any related party transactions under its charter.  The audit committee approved our entering into the VIE contractual arrangements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:
	2010	2009
Audit fees	$145,000	$120,000
Audit-related fees	—	—
Tax fees	—	8,900
All other fees	—	—
Total	$145,000	$128,900

All of the professional services rendered by principal accountants for the audit of the our annual financial statements and quarterly reviews of financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the Board of Directors.

Pre-Approval Process, Policies and Procedures

Our audit committee generally pre-approves all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	Financial Statements: Consolidated Financial Statements start on page 37.

(2)	Not applicable.

(3)	See exhibits referred to below.

(b)	The exhibits listed below are filed as part of this Annual Report.

(c)	Not applicable.

Exhibit Number	Description
3.1	Restated Articles Of Incorporation (1)
3.2	Bylaws of China Energy Corporation (1)
10.1	Employment Agreement dated December 14, 2009, by and between the Company and Jessie International Inc. (2)
10.3	Independent Director Agreement with Brock Silvers dated May 31, 2010 (3)
10.4	Independent Director Agreement with Stephen Markscheid dated May 31, 2010 (3)
10.5	Independent Director Agreement with Paul Li dated May 31, 2010 (3)
10.6	Office Building Lease for the Company’s office space (1)
10.7	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Tehong Coal Power Group Co., Ltd., dated November 30, 2010 (4)
10.8
Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of WenXiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (4)

10.9
Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of WenXiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (4)

10.10	Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of WenXiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (4)
10.11	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2010 (4)
10.12
Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., and Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (4)

10.13
Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Yiduoda Mining Co., Ltd., dated November 30, 2010 (4)

10.14
Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (4)

10.15
Termination and Restructuring Agreement by and among the Company, Inner Mongolia Tehong Coal And Power Group Co., Ltd., Inner Mongolia Heat Power Co., Ltd., the Beijing Tehong Energy Technology Consulting Co., Ltd., Pacific Projects Inc. and the respective stockholders of Inner Mongolia Tehong Coal And Power Group Co., Ltd., and Inner Mongolia Heat Power Co., Ltd., dated November 30, 2010 (4)

10.16	Termination and Transfer Agreement by and between Georgia Pacific Investments Inc., Wenxiang Ding, Yanhua Li, Fortune Place Holdings Limited, and Ninghua Xu dated November 30, 2010 (4)
10.17	Termination and Transfer Agreement among Axim Holdings Ltd., Yi Ding, Biao Ding, Fortune Place Holdings Limited, and Ninghua Xu dated as of November 30, 2010 (4)
10.18	Termination Agreement among the Company, Georgia Pacific Investments Inc. and Axim Holdings Ltd. dated as of November 30, 2010 (4)
10.19	Entrustment Agreement between Wenxiang Ding and Ninghua Xu dated November 30, 2010 (4)
10.20	Share Option Agreement between Wenxiang Ding and Ninghua Xu dated November 30, 2010 (4)
21.1	Subsidiaries of China Energy Corporation (1)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Filed herewith

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 18, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 6, 2010.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of China Energy Corporation

We have audited the accompanying consolidated balance sheets of China Energy Corporation and subsidiaries (the “Company”) as of November 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended November 30, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the China Energy Corporation and subsidiaries as of November 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
February 28, 2011

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$4,580,540	$5,073,645
Accounts receivables, net of allowance for doubtful accounts of $54,747 and $120,853, respectively	5,748,007	4,600,667
Other receivables	4,091,867	4,447,272
Advance to suppliers	4,516,324	5,511,630
Inventories	3,248,605	5,574,465
Total current assets	22,185,343	25,207,679

Fixed assets, net	57,607,500	47,326,294

Other assets:
Investment property, net of accumulated depreciation of $288,735 and $166,172, respectively	4,350,739	1,936,278
Mining right, net of amortization of $1,133,133 and $787,417, respectively	3,387,551	3,627,642
Restricted cash	546,048	149,898
Other long term assets	560,250	450,021
Notes receivable	14,679,099	7,913,100
Total other assets	23,523,687	14,076,939

TOTAL ASSETS	$103,316,530	$86,610,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$9,599,520	$12,012,012
Accounts payable	16,000,738	10,757,128
Advance from customers	5,278,848	12,125,187
Accrued liabilities	374,530	325,539
Other payables	2,838,663	1,120,169
Stockholder loans	8,772,316	9,972,279
Current portion of deferred income	1,044,326	822,930
Total current liabilities	43,908,941	47,135,244

Non-current liabilities
Deferred income	7,451,567	6,224,033

Total liabilities	51,360,508	53,359,277

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	45,000
Additional paid-in capital	9,070,007	8,970,805
Retained earnings	29,642,370	12,542,081
Statutory reserves	8,573,636	8,078,765
Accumulated other comprehensive income	4,625,009	3,614,984
Total stockholders’ equity	51,956,022	33,251,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,316,530	$86,610,912

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

	2010	2009

Revenues	$88,045,275	$43,348,078
Cost of revenues	54,118,119	29,357,944
Gross profit	33,927,156	13,990,134

Operating expenses:
Selling and marketing	5,509,682	2,207,042
General and administrative	3,816,461	3,256,729
Total operating expenses	9,326,143	5,463,771

Income from operations	24,601,013	8,526,363

Other income and expenses:
Finance expenses, net	(1,619,552)	(793,670)
Non-operating income	1,056,502	510,565
Non-operating expenses	(206,387)	(955,648)
Income before income taxes	23,831,576	7,287,610

Provision for income taxes	(6,236,416)	(2,181,391)

Net income	$17,595,160	$5,106,219

Other comprehensive income:
Foreign currency translation adjustment	1,010,025	43,559
Total comprehensive income	$18,605,185	$5,149,778

Net income per common share
basic and diluted	$0.39	$0.11

Weighted average common shares outstanding
basic and diluted	45,000,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity
Balance as of November 30, 2008	45,000,000	$45,000	$8,970,805	$8,545,786	$6,968,841	$3,571,425	$28,101,857
Net income	—	—	—	5,106,219	—	—	5,106,219
Other comprehensive income	—	—	—	—	—	43,559	43,559
Appropriation of statutory reserves	—	—	—	(1,109,924)	1,109,924	—	—
Balance as of November 30, 2009	45,000,000	45,000	8,970,805	12,542,081	8,078,765	3,614,984	33,251,635

Net income	—	—	—	17,595,160	—	—	17,595,160
Other comprehensive income	—	—	—	—	—	1,010,025	1,010,025
Stock-based compensation	—	—	99,202	—	—	—	99,202
Appropriation of statutory reserves	—	—	—	(494,871)	494,871	—	—
Balance as of November 30, 2010	45,000,000	$45,000	$9,070,007	$29,642,370	$8,573,636	$4,625,009	$51,956,022

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

	2010	2009

Cash flows from operating activities:
Net income	$17,595,160	$5,106,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	(67,800)	18,452
Depreciation and amortization	4,488,539	3,102,399
Stock-based compensation	99,202	—
Interest accrued on shareholder loans	235,750	206,175
Loss on disposal of property, plant and equipment	—	753,114
Gain from short term investments	—	(36,813)
Changes in operating assets and liabilities:
(Increase) in restricted cash	(396,150)	—
(Increase) in accounts receivables	(1,081,235)	(1,612,663)
Decrease (increase) in other receivables	355,405	(113,724)
(Increase) in advance to suppliers	(1,805,486)	(484,264)
Decrease (increase) in inventories	2,325,860	(5,074,311)
Increase in deferred income	1,448,930	1,675,012
(Decrease) increase in accounts payable	(215,291)	2,028,336
(Decrease) increase in advance from customers	(6,846,339)	8,183,112
Increase (decrease) in accrued liabilities and other payables	1,767,486	(542,806)
Net cash provided by operating activities	17,904,031	13,208,238

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,064,961)	(5,466,545)
Increase in construction in progress	(126,394)	(2,870,197)
Proceeds from disposal of property, plant and equipment	—	75,661
Payments made on other long term assets	(190,735)	(450,021)
Increase in notes receivable	(8,699,426)	(5,238,230)
Payments received on notes receivable	1,933,427	131,839
Net cash (used in) investing activities	(14,148,089)	(13,817,493)

Cash flows from financing activities:
Proceeds from short term bank loans	33,015,461	12,000,585
Repayment of short term bank loans	(35,668,489)	(5,561,247)
Advance from stockholders	—	4,435,826
Repayment of stockholder loans	(1,628,667)	(5,643,934)
Net cash (used in) provided by financing activities	(4,281,695)	5,231,230

Effect of exchange rate changes on cash	32,648	(5,132)
Net change in cash and cash equivalents	(493,105)	4,616,843

Cash and cash equivalents, beginning of year	5,073,645	456,802

Cash and cash equivalents, end of year	$4,580,540	$5,073,645

Supplemental disclosure of cash flow information
Cash paid for interest	$1,919,991	$809,111
Cash paid for income taxes	$3,765,433	$1,887,198

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

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

On November 30, 2010, the Company entered into a series of contractual arrangements pursuant to which the control and the economic benefits and costs of ownership of its two operating companies Coal Group and Heat Power (collectively, the “Operating Companies”) in the Peoples Republic of China (“PRC”) would flow directly to Beijing Tehong Energy Technology Consulting Co., Ltd. (the “WFOE”), wholly owned through subsidiaries of the Company.

The Company first entered into a Termination And Restructuring Agreement with the Operating Companies, the WFOE, Pacific Projects Inc. (“PPI”) and the respective stockholders of the Operating Companies (collectively, the “PRC Shareholders”) dated November 30, 2010 pursuant to which the parties agreed (i) to terminate the Trust Agreement dated as of December 31, 2007 under which the PRC Shareholders agreed to hold their equity interests in the Operating Companies in trust for PPI, (ii) to the merger of PPI into the Company and (iii) to enter into Management and Control Agreements.

On November 30, 2010, the WFOE entered into (i) an Exclusive Business Cooperation Agreement with Coal Group, (ii) an Equity Interest Pledge Agreement and an Exclusive Option Agreement with Coal Group and the stockholders of Coal Group and (iii) a Power of Attorney, with each of the stockholders of the Coal Group.  The WFOE also entered into (i) an Exclusive Business Cooperation Agreement with Heat Power, (ii) an Equity Interest Pledge Agreement and an Exclusive Option Agreement with Heat Power and the stockholders of Heat Power and (iii) a Power of Attorney with each of the stockholders of Heat Power.  The foregoing agreements are herein collectively referred to as the “Management and Control Agreements.”

The Management and Control Agreements described below allow the WFOE to exercise control over, and derive all economic benefits from Coal Group and Heat Power.  Previously, the operating businesses were controlled pursuant to a trust arrangement which has been terminated as part of the restructuring described below.

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements, the WFOE provides technical and consulting services related to the business operations of each of Coal Group and Heat Power. In consideration for such services, each of Coal Group and Heat Power has agreed to pay an annual service fee to the WFOE in an amount equal 100% of Coal Group and Heat Power’s annual net income, respectively.  Each Exclusive Business Cooperation Agreement has a term of 10 years, which automatically renews unless terminated by the WFOE.  The WFOE may terminate the agreements at any time upon 30 days’ prior written notice to Coal Group or Heat Power, as the case may be.

Exclusive Option Agreements: Pursuant to the Exclusive Option Agreements, the WFOE has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in each of the Coal Group and Heat Power held by the stockholders of Coal Group and the stockholders of Heat Power, respectively.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest is RMB1.00 or the minimum amount required by PRC law or government practice. Each of the exclusive option agreements has a term of 10 years, with renewal for an additional 10 years at the option of the WFOE.

Powers of Attorney: Each of the stockholders of the Coal Group and Heat Power, respectively, executed a Power of Attorney that provides the WFOE with the power to act as such stockholder’s exclusive agent with respect to all matters related to such stockholder’s ownership interest in each of Coal Group or Heat Power, respectively, including the right to attend stockholders’ meetings and the right to vote, dispose or pledge such shares.

Equity Interest Pledge Agreements: Pursuant to such agreements, each of the stockholders of Coal and the Heat Power pledged their shares in Heat Power and Coal Group, respectively, to the WFOE, to secure the obligations of each of Coal Group and Heat Power under the Exclusive Business Cooperation Agreements.  In addition, the stockholders of Coal Group and the Heat Power agreed not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests in Coal Group or Heat Power that would affect the WFOE’s interests. The Equity Interest Pledge Agreement expires when Coal Group and Heat Power, respectively, fully perform their obligations under the Exclusive Business Cooperation Agreements.

Termination of Trust Arrangements: Prior to entering into the Management and Control Agreements, the Company controlled Coal Group and Heat Power through a series of trust agreements which were terminated contemporaneously with the execution of the Management and Control Agreements.  In connection with the termination of such trust arrangements, ownership of 68% of the shares of the Company previously held by Georgia Pacific Investments Inc. and Axim Holdings Ltd. was transferred to Fortune Place Holdings Ltd. (“Fortune Place”).

Entrustment Agreement and Share Option Agreement: Ninghua Xu, owner of 100% equity interests of Fortune Place, entered into an entrustment agreement with WenXiang Ding, the Chief Executive Officer, pursuant to which Mr. Ding was entrusted to manage the Operating Companies and related entities as provided in the agreement as the agent of Mr. Xu.  The agreement also appoints Mr. Ding as the exclusive agent with respect to all matters concerning 100% of Mr. Xu’s equity interest in Fortune Place.  In addition, Mr. Xu and Mr. Ding entered into a share option agreement pursuant to which Mr. Ding has the option to purchase all of the shares of Fortune Place from Mr. Xu upon the achievement of certain performance targets by the Operating Companies and related entities.

Revised Corporate Structure: As a result of the entry into the foregoing agreements, and the termination of the trust arrangements, the Company has a revised corporate structure which is set forth below:

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

2.	Summary of Significant Accounting Policies

The consolidated financial statements of the Company as of November 30, 2010 and 2009 and for the years ended November 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  All financial statements and notes to the financial statements have been presented in U.S. dollars.

Basis of Consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company is required to include in its consolidated financial statements the financial statements of variable interest entities. ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

The consolidated financial statements include the accounts of the Company’s WOFE and Coal Group and Heat Power since they are deemed variable interest entities and the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the Company’s restructuring in 2010, Coal Group and Heat Power were subsidiaries of Company whose accounts were included in the consolidated financial statements.  A subsidiary, as defined, is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to appoint or remove the majority of the members of the board of directors; to cast majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

Recently Issued Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  The Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures.  The Company has assessed the terms contained in the Management and Control Agreements between the Company and Coal Group and Heat Power and determined that Coal Group and Heat Power are VIEs, and accordingly, are consolidated in these financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-6, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures,” to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In additional, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update will not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events,” to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  The update did not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on “Revenue Recognition.”  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for annual periods beginning on or after October 1, 2010.  The Company does not believe the impact of the adoption of this guidance will have a material effect on its financial statements.

In April 2010, the FASB issued ASU No. 2010-13,  “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”  (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2010	November 30, 2009
Balance sheet items, except for common stock, additional paid-in capital, statutory reserves, and retained earnings, as of year end	US$1=RMB 6.6670	US$1=RMB 6.8265

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB 6.7847	US$1=RMB 6.8330

For the years ended November 30, 2010 and 2009, foreign currency translation adjustments of approximately $1,010,025 and $43,559, respectively, have been reported as other comprehensive income in the consolidated statements of changes in stockholders’ equity.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of November 30, 2010 and 2009, the balances of allowance for doubtful accounts were $54,747 and $120,853, respectively.  For the years presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies.  Inventories are valued at the lower of cost or market, using the weighted average cost method.   Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market.  The Company did not make any inventory provision for the years ended November 30, 2010 and 2009.

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

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes.  Depreciation is computed using the straight line method over the estimated useful life of 45 years.  The related rental income is included in non-operating income in the accompanying consolidated statements of operations and comprehensive income.

Mining Right

All land in China belongs to the government.  To extract resources from land, the Company is required to obtain a mining right.  The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005.  The price of the mining right, which represents the acquisition cost of the mine, was assessed in 2005 by the Bureau to be $3,656,731.  The mine acquisition cost is payable in installments over a six year period from the date the mining right was granted.  The mine acquisition cost is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.

Restricted Cash

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earn an interest rate of 0.36% per annum in fiscal year 2010 and 0.6% per annum in fiscal year 2009 , which such rate is determined by the PRC government.

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable.  The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2010 and 2009.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $305,198 and $188,151 for the years ended November 30, 2010 and 2009, respectively, which is included in cost of revenues in the consolidated statements of operations and comprehensive income.

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at November 30, 2010.

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton of raw coal mined for 2010 and 2009, and RMB 10.5 per ton for a maintenance fund.  As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	November 30, 2010	November 30, 2009

Statutory surplus reserve and welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve	6,126,038	5,631,167
Total statutory reserves	$8,573,636	$8,078,765

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statements of operations over the requisite service period.

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

Reclassifications

Certain reclassifications have been made to balances in the prior year consolidated financial statements to conform to the current year presentation.  The reclassifications have no effect on reported total assets, liabilities, stockholders’ equity or net income.

3.	Segment Reporting

The Company is made up of two segments of business, Coal Group which derives its revenue from the mining and purchase and sale of coal, and Heat Power which derives its revenue by providing heating and electricity to residents and businesses of a local community.  Each of these segments is conducted in a separate variable interest corporation and each functions independently of the other.

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 99 million (equivalent to U.S. $15 million) and RMB 93 million (equivalent to U.S. $14 million) as of November 30, 2010 and 2009, respectively, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	For the Years Ended November 30,
	2010			2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Sales to external customers	$11,582,230	$70,951,123	$82,533,353	$9,748,301	$31,966,702	$41,715,003
Sales – government subsidies	5,511,922	—	5,511,922	1,469,084	163,991	1,633,075
Interest expenses, net	456,236	1,163,316	1,619,552	208,332	585,338	793,670
Depreciation and amortization	2,941,852	1,546,687	4,488,539	2,598,146	502,091	3,100,237
Segment profit	2,061,582	23,224,698	25,286,280	355,302	8,171,061	8,526,363

	November 30, 2010			November 30, 2009
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	$58,768,527	$44,548,003	$103,316,530	$49,346,842	$37,264,070	$86,610,912
Construction in progress	1,880,691	38,398	1,919,089	3,514,152	722,129	4,236,281
Investment property, net	2,414,541	1,936,198	4,350,739	—	1,936,278	1,936,278

4.	Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by stockholder loans. Balances are detailed below:

	November 30, 2010	November 30, 2009

Ordos City YiYuan Investment Co., Ltd.	$1,743,288	$1,634,404
Hangzhou Dayuan Group, Ltd.	5,103,245	5,428,963
Inner Mongolia Duoyida Mining Co. Ltd. (a)	1,925,783	1,807,686
Wenxiang Ding	—	28,565
Yanhua Li	—	1,025,416
Yi Ding	—	47,245
Total	$8,772,316	$9,972,279

(a) On September 28, 2010, Xinghe County Haifu Coal Transportation & Sales Co., Ltd. transferred all its ownership interest in Heat Power to Inner Mongolia Duoyida Mining Co. Ltd.  The balance as of November 30, 2009 represents amount owed to Xinghe County Haifu Coal Transportation & Sales Co., Ltd.

The stockholder loans are due on demand and bore interest as follow:

	November 30, 2010		November 30, 2009
	Balance	Interest rate	Balance	Interest rate
Stockholder loans – interest free	$—	0%	$1,101,226	0%
Stockholder loans – interest bearing	6,629,669	5.31%	6,964,156	3.16%
Interest payable	2,142,647		1,906,897
Total	$8,772,316		$9,972,279

5.	Lease Obligation

The Company leases an office under an operating lease expiring December 31, 2011. The minimum future annual rent payments under the lease as of November 30, 2010 are approximated as follows:

Year Ending	Annual
November 30,	Amount

2011	$89,996
2012	7,500
Total	$97,496

Rent expenses charged to operations for the years ended November 30, 2010 and 2009 were $95,804 and $87,809, respectively.

6.	Other payables

Included in other payables are advances from a family member of the Company’s Chairman totalling $749,963 and 732,440 as of November 30, 2010 and 2009, respectively.  Those advances are non-interest bearing and payable on demand.

7.	Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases.  At November 30, 2010 and 2009, advances amounted to $4,516,324 and $5,511,630, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

8.	Other Receivables

Other receivables consist of the following:

	November 30, 2010	November 30, 2009

Loans to suppliers and other associated firms	$938,819	$1,332,038
Deposit funds to secure agreements	750	509,392
Employee expense advances	373,502	217,643
Government subsidies receivable	2,614,087	1,464,880
Heat network access fee receivable	164,709	923,319
Total	$4,091,867	$4,447,272

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through the family member of the Company’s Chairman totaling $722,751 and $471,271 as of November 30, 2010 and 2009, respectively. Those advances are non-interest bearing and payable on demand.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances.  In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.   The Company considers all other receivables at November 30, 2010 and 2009 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9. Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:

	November 30, 2010	November 30, 2009

Buildings	$10,191,194	$9,682,139
Machinery & equipment	54,791,726	39,322,399
Automotive equipment	1,139,645	919,922
Office Equipment	1,228,767	622,402
Construction in progress	1,919,089	4,236,281
	69,270,421	54,783,143
Accumulated depreciation	(11,662,921)	(7,456,849)
Fixed assets, net	$57,607,500	$47,326,294

Depreciation expenses charged to operations for the years ended November 30, 2010 and 2009 were $3,957,804 and $2,763,239, respectively.

Land use rights of $234,607 and $229,126 at November 30, 2010 and 2009, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

10.	Notes Receivable

Certain loans were made for strategic purposes.  Notes receivable, which are non-interest bearing, except as noted below, and payable on demand, consist of the following:

	November 30, 2010	November 30, 2009

Inner Mongolia XiangRong Investment Management Co., Ltd. (a)	$—	$1,378,900
Inner Mongolia Tehong Investment Co., Ltd. (a), (b)	8,884,242	3,244,785
Inner Mongolia Tehong Coal Chemical Co., Ltd. (a)	3,275,836	761,737
QuanYing Coal Mine (b)	361,786	916,311
Inner Mongolia XinKe Kaolin Fabrication Plant (b)	1,679,916	1,611,367
Inner Mongolia Tehong Glass Co., Ltd with interest at 11.16% (a), (b)	477,319	—
Total notes receivable	$14,679,099	$7,913,100

(a) Related parties affiliated to the Company through family members of the Company’s Chairman.
(b) Subsequent to November 30, 2010, repayments were received substantially paying off the outstanding balances.

11.	Short Term Bank Loans

The Company has bank loans collateralized by the investment property and guaranteed by a related party.  Relevant terms of these bank loans are as follows:

	November 30, 2010	November 30, 2009
Bank loan due 12/5/09, with interest at 6.696% (a)	$—	$1,757,855
Bank loan due 3/15/10, with interest at 6.372% (a)	—	8,789,277
Bank loan due 4/21/10, with interest at 6.372% (a)	—	1,464,880
Bank loan due 4/22/11, with interest at 6.903% (b)	2,999,850	—
Bank loan due 7/27/11, with interest at 5.841% (c)	6,599,670	—
Total	$9,599,520	$12,012,012

At November 30, 2010, the Company had a letter of intent with a bank to provide the Company an additional line of credit in the amount of RMB 156 million (US$23,398,830) (a).

(a) Loans to Coal Group, collateralized by mining rights and the real estate properties of Coal Group.
(b) Loan to Heat Power, guaranteed by Coal Group and the Company’s CEO and a stockholder.
(c) Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group.

12.	Fair Value Measurement

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2010:

	Level 1	Level 2	Level 3	Total
Notes receivable	$—	$—	$14,679,099	$14,679,099
Total	$—	$—	$14,679,099	$14,679,099

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2009:

	Level 1	Level 2	Level 3	Total
Notes receivable	$—	$—	$7,913,100	$7,913,100
Total	$—	$—	$7,913,100	$7,913,100

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

	Long Term Investments	Notes Receivable	Total

Balance, December 1, 2008	$255,776	$2,802,850	$3,058,626
Purchases, sales, issuance and settlements (net)	(255,776)	5,110,250	4,854,474
Balance, November 30, 2009	—	7,913,100	7,913,100
Purchases, sales, issuance and settlements (net)	—	6,765,999	6,765,999
Balance, November 30, 2010	$—	$14,679,099	$14,679,099

13.	Cost of Revenue and Expenses

Details of cost of revenues for the years ended November 30, 2010 and 2009 are as follows:

	2010	2009

Salaries and wages	$1,214,218	$711,599
Operating supplies	578,377	489,696
Depreciation and amortization	4,064,506	2,875,596
Repairs	304,333	167,391
Coal and freight	43,668,259	22,952,219
Utilities	3,671,047	1,615,581
Other	617,379	545,862
Total	$54,118,119	$29,357,944

Details of the selling expenses for the years ended November 30, 2010 and 2009 are as follows:

	2010	2009

Transportation and storage	$3,738,736	$1,448,797
Sales tax and other expenses	1,323,432	563,385
Office	259,538	100,503
Salaries and welfares	168,916	92,194
Depreciation	19,060	2,163
Total	$5,509,682	$2,207,042

Details of the general and administrative expenses for the years ended November 30, 2010 and 2009 are as follows:

	2010	2009

Professional and other fees	$1,039,866	$893,395
Office	946,378	760,317
Salaries and welfares	797,840	570,442
Travel	393,775	217,702
Depreciation	290,822	241,475
Repairs	89,691	114,505
Tax fee	162,913	227,100
Stock-based compensation	99,202	—
Other expenses	(4,026)	231,793
Total	$3,816,461	$3,256,729

14.	Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  Government subsidies amounted to $5,511,922 and $1,633,075 for the years ended November 30, 2010 and 2009, respectively. All the government subsidies are included in revenues in the accompanying consolidated statements of operations.

15.	Rental Income

The Company entered into rental agreements with four unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income is approximated as follows:

Year Ending
November 30,

2011	$234,400
2012	234,400
2013	234,400
2014	182,800
$886,000

Rental income, under operating leases, included in non-operating income in the accompanying consolidated statements of income and comprehensive income for the years ended November 30, 2010 and 2009 were $250,122 and $0, respectively.

16.	Income Taxes

The Company is required to file income tax returns in both the United States and PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of PRC permit the carryforward of net operating losses for a period of five years.  At November 30, 2010, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

	November 30, 2010	November 30, 2009

Deferred tax assets	$—	$256,010
Valuation allowance	—	(256,010)
Balance recognized	$—	$—

Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power.  A full valuation allowance has been established for the year ended November 30, 2009 since the Company is unable to determine if and when those benefits will be realized.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

2010	Tax Provision	Rate of Tax
As calculated with statutory rate	$5,957,897	25%
Expenses not deductible for calculation of taxable income on the tax returns	278,519	1.2%
As reported on the consolidated
statements of operations	$6,236,416	26.2%

2009	Tax Provision	Rate of Tax
As calculated with statutory rate	$1,821,902	25%
Expenses not deductible for calculation of taxable income on the tax returns	359,489	4.9%
As reported on the consolidated
statements of operations	$2,181,391	29.9%

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005.  The Company was also late in filing for the years ended November 30, 2007 and 2008.  Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  The Company is unable to determine the amount of any penalties that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through November 30, 2010.  However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.  The tax years ended November 30, 2002 to 2010 remain open to examination by tax authorities.

17.	Stock-Based Compensation

In 2008, the Company granted to its officers, directors and independent consultants options to purchase 4,500,000 shares of common stock with exercise price at $0.5.  In 2010, the options were had either expired or were cancelled.

On May 31, 2010, the Company granted to each of its three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.09 per share.  The options vest over one year in equal, quarterly installments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2010, subject to their continued service as a director.  The Board, or the Compensation Committee of the Board of Directors will determine if the performance conditions have been met.

The fair value of the options is estimated using the Black-Scholes option pricing model. Expected volatility is based on historical volatility data of the Company’s stock.  The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding.  The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options.  The weighted average estimated grant date fair value for options granted to the independent directors was $2.09 per share.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

May 31, 2010
Expected dividend yield	—
Expected stock price volatility	210.57%
Risk free interest rate	3.29%
Expected life (years)	10 years

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of operations, was $99,202 for the year ended November 30, 2010.

The Company will issue new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2009	4,500,000	$0.5	One year	—
Granted	60,000	2.09	10 years	—
Exercised	—	—	—	—
Cancelled and expired	(4,500,000)	0.5	—	—
Forfeited	—	—	—	—

Outstanding at November 30, 2010	60,000	$2.09	10 years	—

Vested and expected to vest at November 30, 2010	30,000	$2.09	10 years	—

Exercisable at November 30, 2010	30,000	$2.09	10 years	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the year ended November 30, 2010.

As of November 30, 2010, $26,106 of total unrecognized compensation costs related to non vested options were scheduled to be recognized through May 31, 2011.

18.	Contingencies

As is customary in China, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance.  As a result the Company is effectively self-insuring risk of potential accidents that may occur in the workplace.  Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its consolidated financial statements.

China has enacted legislation which appears to restrict the ability of entities considered foreign to China, like the Company, to have ownership interest in operating companies located in China.  The Company has taken steps to avoid any potential adverse impact of this legislation.  (See Note 1)

The Company did not file the information reports for the years ended November 30, 2004 through 2008 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”).  For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank.  The Company does not believe that the failure to file the FBAR was “willful” and intends to seek a waiver of any penalties.  The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

19.	Proposed Reverse Stock Split and Preferred stock

On October 21, 2010, the Board of Directors of the Company adopted resolutions approving the creation of preferred stock. As a result, the Company’s authorized shares of common stock would be reduced from 200,000,000 shares to 195,000,000 shares with the creation of new class of 5,000,000 shares of preferred stock upon filing of the Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State. Total number of shares the Company is authorized to issue would not change. Subsequent to November 30, 2010, on January 11, 2011, the Company has filed the Certificate of Amendment with the Nevada Secretary of State. The financial statements have not been adjusted to reflect the authorized preferred stock.

On October 21, 2010 the Board of Directors also approved a one-for-three reverse stock split of the Company's common stock, which the Board in its discretion, could abandon.  The Board of Directors subsequently determined not to pursue the one-for-three stock split at this time.

20.	Condensed Financial Information of Registrant

The following condensed financial information of registrant includes the US parent company only balance sheets as of November 30, 2010 and 2009, and the US parent company only statements of operations, and cash flows for the years ended November 30, 2010 and 2009:

Balance Sheets
	November 30,
	2010	2009
ASSETS
Other assets:
Investment in subsidiaries and VIEs	$52,542,087	$33,371,635
Total other assets	52,542,087	33,371,635

TOTAL ASSETS	$52,542,087	$33,371,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other liabilities	$586,065	$120,000
Total current liabilities	586,065	120,000

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,000	45,000
Additional paid-in capital	8,970,805	8,655,805
Paid in capital – stock options	99,202	315,000
Retained earnings	42,841,015	24,235,830
Total stockholders’ equity	51,956,022	33,251,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,542,087	$33,371,635

Statements of Operations
	For the Years Ended November 30,
	2010	2009
Revenues:
Share of earnings from investment in subsidiaries and VIEs	$19,290,452	$5,219,778
Total revenues	19,290,452	5,219,778

Operating expenses:
General and administrative	685,267	70,000
Total operating expenses	685,267	70,000

Net income	$18,605,185	$5,149,778

Statements of Cash Flows

	For the Years Ended November 30,
	2010	2009

Cash flows from operating activities:
Net income	$18,605,185	$5,149,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share of earnings from investment in subsidiaries	(19,290,452)	(5,219,778)
Options issued for services	99,202	—
Changes in operating assets and liabilities:
Increase in accrued liabilities and other payables	466,065	31,000
Net cash (used in) operating activities	(120,000)	(39,000)

Cash flows from financing activities:
Advance from shareholders	120,000	39,000
Net cash provided by financing activities	120,000	39,000

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting.  Such investment is presented as “Investment in subsidiaries and VIEs” on the balance sheets and shares of the subsidiaries and VIEs’ profits is presented as “Equity in profits of subsidiaries and VIEs” in the statements of income.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  The parent-only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

The US parent company has no assets other than investments in its subsidiaries and VIEs.  There were no cash transactions in the parent company during the years ended November 30, 2010 and 2009.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of its net assets to the Company in the form of dividend payments, loans or advances. The amounts restricted include paid-up capital and statutory reserves of the Company’s PRC subsidiary and the net assets of the VIEs, totalling $52,542,087 and $33,371,635 as of November 30, 2010 and 2009.

In addition, the Company’s operations and revenues are conducted and generated in PRC, all of the Company’s revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIEs exceed 25% of the consolidated net assets of the Company.

21.	Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

22.	Major Customers

The following table shows each of the customers who account for  sales of approximately 10% or greater  of Coal Group:

2010

Qinhuangdao Minfeng Coal Trading Co., Ltd.	16%
Zhangjiagang Xindongming Coal Trading Co., Ltd.	9.8%

2009

Inner Mongolia Man Shi Coal Group Co. Ltd.	16%

23.	Subsequent Events

Subsequent to November 30, 2010, through February 28, 2011, which is the date the financial statements were available to be issued, the Company received repayments on notes receivable of $8,884,242 from Inner Mongolia Tehong Investment Co., Ltd., $361,786 from Quan Ying Coal Mine, and $1,679,916 from Inner Mongolia XinKe Kaolin Fabrication Plant, and $473,124 from Inner Mongolia Tehong Glass Co., Ltd.

Subsequent to November 30, 2010, on February 7, 2011, the Company received an IRS penalty assessment of $20,000 for delinquent filing of Form 5471 for the tax year ended November 30, 2008.   The Company does not believe that the failure to file Form 5471 was “willful” and has submitted a request seeking a waiver of any penalties under the IRS 2011 Offshore Voluntary Disclosure Initiative.  Under the Initiative, IRS has indicated that it will not impose a penalty for the failure to file delinquent information returns (Form 5471) if there are no underreported tax liabilities and the information returns are filed by August 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2011.

CHINA ENERGY CORPORATION

By:	/s/ WenXiang Ding
Name: WenXiang Ding
Title: President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ WenXiang Ding	Chairman, Chief Executive Officer, President, Secretary, Treasurer and Director
WenXiang Ding	(Principal Executive Officer)	February 28, 2011

/s/ Alex (Yuan) Gong	Chief Financial Officer
Alex (Yuan) Gong	(Principal Accounting Officer)	February 28, 2011

/s/ YanHua Li
YanHua Li	Director	February 28, 2011

/s/ Stephen Markscheid
Stephen Markscheid	Director	February 28, 2011

/s/ Paul Li
Paul Li	Director	February 28, 2011

/s/ Brock Silvers
Brock Silvers	Director	February 28, 2011