Form 10-Q
period 2011-02-28
China Energy CORP
filed 2011-04-19
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
45,000,000 shares of Common Stock, $ 0.001 par value, outstanding as of April 18, 2011

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

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2011	2010
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash	$15,712,858	$4,580,540
Accounts receivable, net of allowance for doubtful accounts of $10,918 and $54,747, respectively	9,748,109	5,748,007
Other receivables	2,482,387	4,091,867
Advance to suppliers	6,306,661	4,516,324
Inventories	12,774,504	3,248,605
Total current assets	47,024,519	22,185,343

Fixed assets, net	57,847,739	57,607,500

Other assets:
Investment property, net of accumulated depreciation of $327,420 and $288,735, respectively	4,725,377	4,350,739
Mining right, net of amortization of $1,203,156 and $1,133,133, respectively	3,383,365	3,387,551
Restricted cash	554,000	546,048
Other long term assets	1,254,237	560,250
Notes receivable	3,323,543	14,679,099
Total other assets	13,240,522	23,523,687

TOTAL ASSETS	$118,112,780	$103,316,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$21,913,472	$9,599,520
Accounts payable	14,451,533	16,000,738
Advance from customers	5,128,874	5,278,848
Accrued liabilities	379,986	374,530
Other payables	1,377,520	2,838,663
Stockholder loans	8,930,372	8,772,316
Current portion of deferred income	1,103,754	1,044,326
Total current liabilities	53,285,511	43,908,941

Non-current liabilities
Deferred income	7,680,760	7,451,567

Total liabilities	60,966,271	51,360,508

Stockholders’ equity:
Common stock: $0.001 par value; 195,000,000 shares and 200,000,000 shares authorized at February 28, 2011 and November 30, 2010, respectively; 45,000,000 shares issued and outstanding	45,000	45,000
Preferred stock: no par value; 5,000,000 shares authorized; no issued and outstanding shares	-	-
Additional paid-in capital	9,088,281	9,070,007
Retained earnings	33,965,898	29,642,370
Statutory reserves	8,614,318	8,573,636
Accumulated other comprehensive income	5,433,013	4,625,009
Total stockholders’ equity	57,146,510	51,956,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,112,780	$103,316,530

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended February 28,
	2011	2010
	US$	US$

Revenues	$22,352,729	$20,768,876
Cost of revenues	(14,353,986)	(13,826,407)
Gross profit	7,998,743	6,942,469

Operating expenses:
Selling and marketing	(1,243,806)	(840,717)
General and administrative	(1,117,130)	(1,103,652)
Total operating expenses	(2,360,936)	(1,944,369)

Income from operations	5,637,807	4,998,100

Other income and expenses
Interest expenses, net	(320,942)	(215,349)
Non-operating income	433,204	113,463
Non-operating expenses	(79,999)	(44,356)
Income before provision for income taxes	5,670,070	4,851,858

Provision for income taxes	(1,305,860)	(847,572)

Net income	4,364,210	4,004,286

Other comprehensive income
Foreign currency translation adjustment	808,004	4,465
Total comprehensive income	$5,172,214	$4,008,751

Net income per common share,
basic and diluted	$0.10	$0.09

Weighted average common shares outstanding,
basic and diluted	45,000,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011
(UNAUDITED)

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity
		US$	US$	US$	US$	US$	US$

Balance as of November 30, 2010	45,000,000	$45,000	$9,070,007	$29,642,370	$8,573,636	$4,625,009	$51,956,022
Net income	-	-	-	4,364,210	-	-	4,364,210
Other comprehensive income	-	-	-	-	-	808,004	808,004
Stock-based compensation	-	-	18,274	-	-	-	18,274
Appropriation of statutory reserves	-	-	-	(40,682)	40,682	-	-

Balance as of February 28, 2011	45,000,000	$45,000	$9,088,281	$33,965,898	$8,614,318	$5,433,013	$57,146,510

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended February 28,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net income	$4,364,210	$4,004,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in allowance for doubtful accounts	(44,110)	-
Depreciation and amortization	1,386,351	979,126
Stock-based compensation	18,274	-
Interest accrued on stockholder loans	410,925	51,271
Changes in operating assets and liabilities:
(Increase) in restricted cash	(7,952)	(383,534)
(Increase) in accounts receivable	(3,956,272)	(4,296,410)
Decrease in other receivables	1,609,480	52,942
(Increase) in advances to suppliers	(2,039,626)	(243,212)
(Increase) decrease in inventories	(9,525,899)	2,524,275
Increase in deferred income	288,620	161,179
(Decrease) in accounts payable	(195,388)	(2,078,504)
(Decrease) in advances from customers	(149,974)	(1,210,198)
(Decrease) increase in accrual liabilities and other payables	(1,455,687)	1,190,453
Net cash (used in) provided by operating activities	(9,297,048)	751,674

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,109,950)	(946,503)
Increase in construction in progress	-	(235,856)
Payments made on other long term assets	(721,500)	-
Increase in notes receivable	-	(29,301)
Payments received on notes receivable	11,355,556	1,952,520
Net cash provided by investing activities	8,524,106	740,860

Cash flows from financing activities:
Proceeds from short term bank loans	12,033,151	-
Repayments of short term bank loans	-	(3,221,834)
Advance from stockholders	-	887,473
Repayments of stockholder loans	(58,305)	(518,007)
Net cash provided by (used in) financing activities	11,974,846	(2,852,368)

Effect of exchange rate changes on cash	(69,586)	5,204
Net change in cash	11,132,318	(1,354,630)

Cash, beginning of period	4,580,540	5,073,645

Cash, end of period	$15,712,858	$3,719,015

Supplemental disclosure of cash flow information

Cash paid for interest	$290,504	$253,914
Cash paid for income taxes	$3,280,944	$478,989

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2011 AND 2010
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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law.  It was not until certain changes in PRC law, which became definitive in 2006, that  clarified the series of procedures of governmental approvals and certain additional corporate actions that would be condition precedents to that perfection.  The Company does not believe the lack of perfection impairs its ability to exercise control over the Coal Group and Heat Power as it continues to exercise control over them, consistent with the intent of the original shareholders.

On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a "variable interest entity" (“VIE”) structure to meet the current requirements of applicable PRC law.

On November 30, 2010, the Company entered into a series of contractual arrangements pursuant to which the control and the economic benefits and costs of ownership of its two operating companies Coal Group and Heat Power (collectively, the “Operating Companies”) in the PRC would flow directly to Beijing Tehong Energy Technology Consulting Co., Ltd. (the “WFOE”), wholly owned through subsidiaries of the Company.

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

CHINA ENERGY CORPORATION

China Energy Corporation
(Nevada)
100%
China Tehong Energy Corporation
(British Virgin Islands)
100%
China Tehong Energy HK Limited
(Hong Kong)
100%
Outside China
Inside China
Certain PRC Shareholders
VIE Contracts
Beijing Tehong Energy Technology Consulting Co., Ltd.
(PRC)
VIE Contracts
Certain PRC Shareholders
100%
VIE Contracts
VIE Contracts
49%
Inner Mongolia Tehong Coal and Power Group Co., Ltd.
(PRC)
51%
Inner Mongolia Heat Power Co., Ltd.
(PRC)

Business

The Company’s business is made up of two segments: Coal Group and Heat Power.

Coal Group: Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd.  The name was changed in December 2003 to Inner Mongolia Tehong Coal Group Co. Ltd. Coal Group has mining right to a coal mine in the Inner Mongolia District from which it produces coal.  It also buys, sells, and transports coal, serving the Inner Mongolia District.  Coal Group has the capacity to produce approximately up to 800,000 metric tons per year based on enhancement of production lines, which was completed in August of 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited consolidated interim financial statements of the Company as of February 28, 2011 and for the three months periods ended February 28, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2010.

All consolidated financial statements and notes to the consolidated financial statements have been presented in US dollars.

Basic of Consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” the Company is required to include in its consolidated financial statements the financial statements of variable interest entities. ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

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

Recently Issued Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  The Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a VIE, and require additional disclosures.  The Company has assessed the terms contained in the Management and Control Agreements between the Company and Coal Group and Heat Power and determined that Coal Group and Heat Power are VIEs, and accordingly, are consolidated in these financial statements.

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

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on “Revenue Recognition.”  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective did not have a material effect on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”   All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	February 28, 2011	November 30, 2010	February 28, 2010
Balance sheet items, except for common stock, additional paid-in capital, statutory reserves and retained earnings, as of period end	US$1=RMB 6.5713	US$1=RMB 6.6670	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB 6.6483	N/A	US$1=RMB 6.8276

For the three months ended February 28, 2011 and 2010, foreign currency translation adjustments of approximately $808,004 and $4,465 have been reported as other comprehensive income in the consolidated statements of income and comprehensive income.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of February 28, 2011 and November 30, 2010, the balances of allowance for doubtful accounts were $10,918 and $54,747, respectively.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies.  Inventories are valued at the lower of cost or market, using the weighted average cost method.  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market.  The Company did not make any inventory provision for the three months periods ended February 28, 2011 and 2010.

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

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes.  Depreciation is computed using the straight line method over the estimated useful life of 45 years.  The related rental income is included in non-operating income in the accompanying consolidated statements of income and comprehensive income.

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

Restricted Cash

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earn an interest rate of 0.36% per annum in the three months periods ended February 28, 2011 and 2010, which such rate is determined by the PRC government.

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable.  The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the three months periods ended February 28, 2011 and 2010.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fee of $88,663 and $25,022 for the three months ended February 28, 2011 and 2010, respectively, which is included in cost of revenues in the consolidated statements of income and comprehensive income.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at February 28, 2011.

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

Income Taxes

Coal Group and Heat Power generate their income in China where a Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. The Company, Coal Group and Heat Power do not conduct any operations in the U.S. and therefore, are not subject to U.S. taxes.

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

Net Income Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton of raw coal mined, and RMB 10.5 per ton for a maintenance fund.  As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	February 28, 2011	November 30, 2010

Statutory surplus reserve and welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve	6,166,720	6,126,038
Total statutory reserves	$8,614,318	$8,573,636

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of income and comprehensive income over the requisite service period.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of approximately RMB 99 million (equivalent to U.S. $15 million) as of February 28, 2011 and November 30, 2010, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	Three Months Ended February 28,
	2011			2010
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Sales to external customers	$6,096,304	$16,256,425	$22,352,729	$4,520,910	$16,247,966	$20,768,876
Interest expenses, net	144,842	176,100	320,942	50,832	164,517	215,349
Depreciation and amortization	1,023,331	363,020	1,386,351	687,909	291,217	979,126
Segment profit	563,009	4,033,853	4,596,862	646,492	3,357,794	4,004,286

	February 28, 2011			November 30, 2010
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	$60,725,857	$57,386,923	$118,112,780	$58,768,527	$44,548,003	$103,316,530
Construction in progress	1,908,080	38,957	1,947,037	1,880,691	38,398	1,919,089
Investment property, net	2,772,751	1,952,626	4,725,377	2,414,541	1,936,198	4,350,739

Reconciliation of the total segment profits to net income included in the consolidated financial statements is as follows:

Three Months Ended February 28, 2011

Total segment profits	$4,596,862
Unallocated corporate expenses	(232,652)
Net income	$4,364,210

4.	Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by stockholder loans. Balances are detailed below:

	February 28, 2011			November 30, 2010
	Amount	Interest	Total	Amount	Interest	Total
Ordos City YiYuan Investment Co., Ltd. *	$1,361,983	424,773	1,786,756	$1,342,433	400,855	1,743,288
Hangzhou Dayuan Group, Ltd. *	3,903,337	1,326,045	5,229,382	3,847,308	1,255,937	5,103,245
Inner Mongolia Duoyida Mining Co. Ltd. *	1,460,898	453,336	1,914,234	1,439,928	485,855	1,925,783
Total	$6,726,218	2,204,154	8,930,372	$6,629,669	2,142,647	8,772, 316

*    Minority stockholders of Heat Power.

The loans are payable on demand and earn interest at the rate of 5.31% per annum.

5.	Lease obligation

The Company leases an office under an operating lease expiring December 31, 2011. The minimum future annual rent payments under the lease as of February 28, 2011 are approximated as follows:

Year Ending
November 30,	Annual Amount

2011	$68,480
2012	5,707
Total	$74,187

Rent expenses charged to operations for the three months ended February 28, 2011 and 2010 were $22,562 and $21,970, respectively.

6. Other payables

Included in other payables are advances from a family member of the Company’s Chairman totalling $760,884 and $749,963 as of February 28, 2011 and November 30, 2010, respectively.  Those advances are non-interest bearing and payable on demand.

7.   Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases.  At February 28, 2011 and November 30, 2010, advances amounted to $6,306,661 and $4,516,324, respectively.  There is no interest due on these advances; the advances are offset against future billings as they are made by the suppliers.

8.   Other Receivables

Other receivables consist of the following:

	February 28, 2011	November 30, 2010

Loans to suppliers and other associated firms	$786,976	$938,819
Deposit funds to secure agreements	760	750
Employee expense advances	234,990	373,502
Government subsidies receivable	1,292,554	2,614,087
Heat network access fee receivable	167,107	164,709
Total	$2,482,387	$4,091,867

Included in loans to suppliers and other associated firms are advances to Zhunger County Hongsheng Brickmaking Co., Ltd., an entity affiliated to the Company through a family member of WenXiang Ding, the Company’s Chairman and CEO, totalling $733,439 and $722,751 as of February 28, 2011 and November 30, 2010, respectively.  These advances are non-interest bearing and payable on demand.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectibility of the individual balances.  In evaluating collectibility of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.   The Company considers all other receivables at February 28, 2011 and November 30, 2010 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9.   Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:

	February 28, 2011	November 30, 2010

Buildings	$10,363,621	$10,191,194
Machinery & equipment	56,228,666	54,791,726
Automotive equipment	1,156,243	1,139,645
Office Equipment	1,255,109	1,228,767
Construction in progress	1,947,037	1,919,089
	70,950,676	69,270,421
Accumulated depreciation	(13,102,937)	(11,662,921)
Fixed assets, net	$57,847,739	$57,607,500

Depreciation expenses charged to operations for the three months ended February 28, 2011 and 2010 were $1,255,454 and $904,797, respectively.

Land use rights of $238,046 and $234,607 at February 28, 2011 and November 30, 2010, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

10.   Notes Receivable

Certain loans were made for strategic purposes.  Notes receivable, which are non-interest bearing, except as noted below, and payable on demand, consist of the following:

	February 28, 2011		November 30, 2010

Inner Mongolia Tehong Investment Co., Ltd. (a)	$		$8,884,242
Inner Mongolia Tehong Coal Chemical Co., Ltd. (a)		3,323,543	3,275,836
QuanYing Coal Mine		-	361,786

Inner Mongolia XinKe Kaolin Fabrication Plant		-	1,679,916
Inner Mongolia Tehong Glass Co., Ltd. with interest at 11.16% (a)		-	477,319
Total notes receivable		$3,323,543	$14,679,099

(a)
The sons and wife of WenXiang Ding, the Company’s Chairman and CEO, are the shareholders of Inner Mongolia Tehong Investment Co., Ltd. Inner Mongolia Tehong Coal Chemical Co., Ltd. and Inner Mongolia Tehong Glass Co., Ltd. are controlled by Inner Mongolia Tehong Investment Co., Ltd..

11. Short Term Bank Loans

The Company has bank loans collateralized by mining rights and the real estate properties and guaranteed by WenXiang Ding, the Company’s Chairman and CEO, and a stockholder.  Relevant terms of these bank loans are as follows:

	February 28, 2011	November 30, 2010

Bank loan due 4/22/11, with interest at 6.903% (a)	$3,043,538	$2,999,850
Bank loan due 7/27/11, with interest at 6.61% and 5.841%, respectively (b)	6,695,783	6,599,670

Bank loan due 01/17/12, with interest at 6.6315% (b)	12,174,151	-
Total	$21,913,472	$9,599,520

At February 28, 2011, the Company had a letter of intent with a bank to provide the Company an additional line of credit in the amount of RMB 76 million (US$11,565,444) (b).

(a)	Loan to Heat Power, guaranteed by Coal Group and WenXiang Ding, the Company’s Chairman and CEO and a stockholder.
(b)	Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group.

12. Fair Value Measurement

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of February 28, 2011:

	Level 1	Level 2	Level 3	Total
Notes receivable	$-	$-	$3,323,543	$3,323,543
Total	$-	$-	$3,323,543	$3,323,543

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2010:

	Level 1	Level 2	Level 3	Total
Notes receivable	$-	$-	$14,679,099	$14,679,099
Total	$-	$-	$14,679,099	$14,679,099

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

	Notes Receivable	Total

Balance, December 1, 2009	$7,913,100	$7,913,100
Purchases, sales, issuance and settlements (net)	6,765,999	6,765,999
Balance, November 30, 2010	14,679,099	14,679,099
Purchases, sales, issuance and settlements (net)	(11,355,556)	(11,355,556)
Balance, February 28, 2011	$3,323,543	$3,323,543

13. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  There were no government subsidies for the three months periods ended February 28, 2011 and 2010, respectively.

14. Income Taxes

The Company is required to file income tax returns in both the United States and PRC.  Its operations in the United States have been insignificant and income taxes have not been provided or accrued.  In PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of PRC permit the carryforward of net operating losses for a period of five years.  At February 28, 2011, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  There are no deferred tax assets or liabilities as of February 28, 2011 and November 30, 2010.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Three months ended February 28, 2011	Tax Provision	Rate of Tax
As calculated with statutory rate	$1,417,517	25%
Tax effect of eliminated intercompany profit (loss)	(111,657)	(2)%
As reported on the consolidated statements of income and comprehensive income	$1,305,860	23%

Three months ended February 28, 2010	Tax Provision	Rate of Tax
As calculated with statutory rate	$1,212,965	25%
Tax effect of eliminated intercompany profit (loss)	(365,393)	(7.5)%
As reported on the consolidated statements of income and comprehensive Income	$847,572	17.5%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” (“FIN 48”), as codified in ASC 740.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  The Company does not have any accruals for uncertain tax positions as of February 28, 2011.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005.  The Company was also late in filing for the years ended November 30, 2007 and 2008.  Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  The Company has received an IRS penalty assessment of $20,000 for delinquent filing of Form 5471 for the tax year ended November 30, 2008.  The Company has submitted a request seeking a waiver of any penalties under the IRS 2011 Offshore Voluntary Disclosure Initiative.  Under the Initiative, the IRS has indicated that it will not impose a penalty for the failure to file delinquent information returns (Form 5471) if there are no underreported tax liabilities and the information returns are filed by August 31, 2011. The Company is unable to determine the amount of any additional penalties that may be assessed at this time.  Management is of the opinion that additional penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 28, 2011.  However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.  The tax years ended November 30, 2002 to 2010 remain open to examination by tax authorities.

15. Stock-Based Compensation

In 2008, the Company granted to its officers, directors and independent consultants options to purchase 4,500,000 shares of common stock with exercise price at $0.5.  In 2010, the options had either expired or were cancelled.

On May 31, 2010, the Company granted to each of its three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.02 per share.  The options vest over one year in equal, quarterly installments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2010, subject to their continued service as a director.  The Board, or the Compensation Committee of the Board of Directors will determine if the performance conditions have been met.

The fair value of the options is estimated using the Black-Scholes option pricing model. Expected volatility is based on historical volatility data of the Company’s stock.  The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding.  The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options.  The weighted average estimated grant date fair value for options granted to the independent directors was $2.02 per share.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

May 31, 2010

Expected dividend yield	-
Expected stock price volatility	210.57%
Risk free interest rate	3.29%
Expected life (years)	10 years

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of operations, was $18,274 and $0 for the three months periods ended February 28, 2011 and 2010, respectively.

The Company will issue new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	10 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at February 28, 2011	60,000	$2.02	10 years	-

Vested at February 28, 2011	45,000	$2.02	10 years	-

Exercisable at February 28, 2011	45,000	$2.02	10 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three months period ended February 28, 2011.

As of February 28, 2011, $7,832 of total unrecognized compensation costs related to non-vested options will be recognized during the quarter ended May 31, 2011.

16. Contingencies

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

17. Preferred Stock and Proposed Reverse Stock Split

On October 21, 2010, the Board of Directors of the Company adopted resolutions authorizing 5,000,000 shares of preferred stock.  As a result, the Company’s authorized shares of common stock was reduced from 200,000,000 shares to 195,000,000 shares with the creation of new class of 5,000,000 shares of preferred stock upon filing of the Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State on January 11, 2011.  Total number of shares the Company is authorized to issue did not change.

On October 21, 2010 the Board of Directors also approved a one for three reverse stock split of the Company’s common stock, which the Board in its discretion, could abandon.  The Board of Directors subsequently determined not to pursue the one for three stock split at this time.  The consolidated financial statements do not give effect to this proposed stock split.

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

Coal Group is the major revenue and profit driver of the Company. For the three month periods ended February 28, 2011 and 2010, Coal Group contributed 73% and 78% to our total revenue, respectively, with the balance attributable to Heat Power.  While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

In addition to directly selling coal from our mine location, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producer’s mine to the Qinhuangdao port.   The source of the coal sold by our trading business is either from the Laiyegou coal mine or from other local coal producers.  Our business of buying and re-selling coal expanded in 2010 as a result of our receipt of additional quota from the local railway bureau.  Due to the increased quota, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our official confirmed quota increased from 500,000 tons in 2009 to 660,000 tons in 2010, and 760,000 tons in 2011.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2011 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

Through Coal Group, we produced and sold 132,383 tons of coal in the three month period ended February 28, 2011 at our Laiyegou coal mine, representing a 15% decrease over the same period in 2010 and we increased our coal trading volume by selling 192,266 tons of coal in the three month period ended February 28, 2011, representing a 13% increase over 2010. Going forward, we plan to leverage on the rich coal reserve in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2010, Heat Power increased its coverage area from 2,700,000 m2 to approximately 3,200,000 m2 due to the development of the Xuejiawan area.  For the three month period ended February 28, 2011, we increased electricity sales to approximately 35.1 million kWh, representing a 15% increase as compared to the same period of 2010.

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

Results of Operations

Results of operations – Three Months Ended February 28, 2011

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended February 28, 2011 compared to February 28, 2010:

Coal Group	Three Months Ended February 28,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$16,256,425	73	$16,247,966	78
Cost of revenues	$8,836,830	40	$10,353,157	50
Gross Profit	$7,419,595	33	$5,894,809	28

Heat Power	Three Months Ended February 28,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$6,096,304	27	$4,520,910	22
Cost of revenues	$5,517,156	24	$3,473,250	17
Gross Profit	$579,148	3	$1,047,660	5

Coal Group

For the three months ended February 28, 2011, revenues for Coal Group were $16,256,425 compared to $16,247,966 in the comparable three months in 2010. The $8,459 increase was mainly due to the increase in the volume of proprietary trading of coal by 13% over last year.  However, this increase was mitigated by the decrease of volume of coal produced and sold at our Laiyegou coal mine by 15%.

Coal Trading	Three Months Ended February 28,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$9,625,599	43	$10,402,011	50
Cost of revenues	6,530,286	29	8,557,519	41
Gross Profit	$3,095,313	14	$1,844,492	9

Coal Production	Three Months Ended February 28,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$6,630,826	30	$5,845,955	28
Cost of revenues	2,306,544	11	1,795,638	9
Gross Profit	$4,324,282	19	$4,050,317	19

Coal Group produced approximately 132,383 metric tons of coal during the three months ended February 28, 2011, compared to 156,187 metric tons in the comparable three months in 2010. Volume of coal sold by our proprietary trading business was approximately 192,266 metric tons during the three months ended February 28, 2011, compared to 169,710 metric tons in the comparable three months in 2010. The decrease in coal production volume in the first quarter was mainly due to the temporary closure of the mine to allow the local government to perform a safety check and equipment maintenance. This scheduled inspection was due to a recently enacted law local government, and it will occur every year. We currently anticipate that the annual production volume for fiscal year ending November 30, 2011 will be on par with last year.

Heat Power

For the three months ended February 28, 2011, revenues for Heat Power were $6,096,304 compared to $4,520,910 in the comparable three months in 2010.

For the three months ended February 28, 2011, revenues generated by Heat Power from its electricity operations were $1,174,129 compared to $988,074 in the comparable three month period in 2010.  Our revenue during the third quarter from our electricity operations was as follows:

Electricity Revenue for Quarter Ended February 28,

			Units of
			power
			supplied		Revenue
	Unit Price* ($/kWh)		(1000kWh)		($)
Period	2011	2010	2011	2010	2011	2010	Variance
December	0.03	0.03	15,352	11,034	512,996	356,283	156,713
January	0.03	0.03	9,519	10,550	318,069	340,662	(22,593)
February	0.03	0.03	10,268	9,016	343,064	291,129	51,935

Total			35,139	30,600	1,174,129	988,074	186,055

For the three months ended February 28, 2011, revenues generated by Heat Power from its heating supply operations were $4,922,175 compared to $3,532,836 in the comparable three month period in 2010. The $1,389,339 increase was due to the increase of heating area to 3.2 million square meters since October 15, 2010 from 2.7 million square meters in the same period last year.  The heating area increased due to the continued development of the XueJiaWan area.  As there are currently plans to expand the number of residential units in the XueJiaWan area during 2011, we expect that the coverage area for Heating Power will increase at a corresponding rate to the rate of construction of the new units.   Our revenue during the first quarter from our heating supply operations were as follows:

Heating Revenue for Quarter Ended February 28

	Unit Price		Area (‘000)
	($/sq meters		sq meters		Revenue
	/month)		range)		($)
User	2011	2010	2011	2010	2011	2010	Variance
Residential	0.39	0.38	2,440	2,039	3,067,046	2,314,182	752,864
Non-residential	0.65	0.62	806	660	1,855,129	1,218,654	636,475

Total			3,246	2,699	4,922,175	3,532,836	1,389,339

Cost of Sales

For the three months ended February 28, 2011, cost of sales increased by approximately $527,579 from the comparable three months in 2010, as a result of changes in the following expenses:

	Three Months Ended February 28,
	2011	2010	Variance
Coal & freight	$10,231,806	$11,097,631	(865,825)
Heat resource rental	1,610,788	985,651	625,137
Depreciation & depletion	1,255,815	856,563	399,252
Utilities	440,741	173,512	267,229
Salaries and welfares	333,548	369,503	(35,955)
Operating supplies	166,180	134,524	31,656
Repairs	21,637	58,368	(36,731)
Other	293,471	150,655	142,816

Total	$14,353,986	$13,826,407	527,579

For the three months ended February 28, 2011 our overall gross margin was 36% compared with 33% in the 2010 comparable three month period. The increase in gross margin was due to an increase in the selling price of coal to our customers. Our gross margin for coal production decreased in the 2011 three month period as compared to the comparable 2010 period mainly due to the increase of our outsourced labor costs since March 2010.  The outsourced exploitation costs represent approximately 58% of our coal production costs.  Gross margin for Heat Power decreased because of the increase of raw coal price and unit heat resource rental fee.

Coal & freight: Coal & freight costs are comprised of (i) the production costs of for the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business and (iii) cost of coal consumed by Heat Power.  The decrease of these costs was mainly due to a decrease in the amount of coal produced at the Laiyegou coal mine. We produced approximately 132,383 metric tons of coal during the three months ended February 28, 2011, compared to 156,187 metric tons in the comparable three months in 2010.

Heat resource rental: Our heat resource rental costs increased to higher levels because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we expanded our service coverage area from 2.7 million square meters to 3.2 million square meters. Unit price of steam was raised from US$1.47/Giga-joule to US$2.51/Giga-joule since October 15, 2010.

Depreciation and depletion: increase in depreciation and depletion was mainly due to the expanded heating supply coverage area and the corresponding construction of additional pipelines.

Selling Expenses

For the three months ended February 28, 2011, selling expenses increased by $403,089 compared to the same period in 2010 because) our proprietary coal trading business is continuing to expand in 2011, and we started a storage rental with a quarterly rental fee of $300,000 since March 2010. Volume of coal sold by our proprietary trading business was approximately 192,266 metric tons during the three months ended February 28, 2011, compared to 169,710 metric tons in the comparable three months in 2010.   Selling expenses are expected to increase in line with coal trading volume.

	Three Months Ended February 28,
	2011	2010	Variance
Transportation & Storage	$798,951	$523,536	275,415
Sales tax and other expenses	324,492	227,068	97,424
Office	62,848	61,982	866
Salaries and welfares	51,265	24,246	27,019
Depreciation	6,250	3,885	2,365

Total	$1,243,806	$840,717	403,089

General and Administrative Expenses

For the three months ended February 28, 2011, general and administrative expenses increased by approximately $13,478 as a result of changes in the following expenses:

	Three Months Ended February 28,
	2011	2010	Variance
Office	$265,245	302,588	(37,343)
Salaries and welfares	251,047	262,559	(11,512)
Professional and other fees	328,264	302,024	26,240
Travel	95,760	126,938	(31,178)
Depreciation	90,205	66,306	23,899
Repairs	24,446	29,080	(4,634)
Stock options	18,274	-	18,274
Other	43,889	14,157	29,732

Total	$1,117,130	1,103,652	13,478

Office. We purchased renovation related articles for the office building of LaiYeGou coal mine in last year. Such expenses were one-off expenses.

Stock options. On May 31, 2010, we granted options to each of our three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.02 per share. The stock-based compensation was $18,274 for the three months ended February 28, 2011.

Interest Expenses

For the three months ended February 28, 2011 and February 28, 2010, interest expenses amounted to $320,942 and $215,349, respectively. The interest expense increased because we borrowed more money from lenders.

Liquidity and Capital Resources

As of February 28, 2011 we had a working capital deficit of approximately $6,260,992, including $6,726,218 principal amount of loans from shareholders which are due on demand.  We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. It is our view that, many of our current liabilities, which are included in the definition of working capital, do not impose strict and time sensitive cash repayment terms on us. For example, advances from customers to be repaid in coal (which we believe will be readily available), current portion of deferred income (which is the portion of pipeline construction reimbursement, already received by us, to be amortized in the next year), and shareholder loans (which we believe would not be called by a shareholder at a time adverse to the Company) amount to an aggregate of $8,930,372 of our current liabilities. However, we may require other sources of capital to reduce the impact of our working capital deficit.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed is in excess of our current capital resources, we will explore financing options such as shareholder loans.  Shareholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time.  Existing shareholder loans are payable on demand and accrue interest of 5.31% per annum. The outstanding balance of our shareholder loans as of February 28, 2011 was $8,930,372.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at February 28, 2011, were as follows:

Bank name	From	To	Principal	Interest rate	Security
China Construction Bank	April 23, 2010	April 22, 2011	3,043,538	6.903%	Secured
Agricultural Bank of China	July 28, 2010	July 27, 2011	6,695,783	6.61%	Secured
Agricultural Bank of China	January 18, 2011	January 17, 2012	12,174,151	6.6315%	Secured

Cash Flows

Operating Activities:

Our cash flows used in operating activities was $9,297,048 for the three months ended February 28, 2011 as compared to cash flows provided by operating activities at $751,674 for the three months ended February 28, 2010. The following summarizes the inflow and outflow of cash for these periods:

	Three Months Ended February 28,
	2011	2010
Net income	$4,364,210	$4,004,286
Depreciation and amortization	1,386,351	979,126
(Increase) in restricted cash	(7,952)	(383,534)
(Increase) in accounts receivable	(3,956,272)	(4,296,410)
Decrease in other receivables	1,609,480	52,942
(Increase) in advances to suppliers	(2,039,626)	(243,212)
(Increase) decrease in inventories	(9,525,899)	2,524,275
Increase in deferred income	288,620	161,179
(Decrease) in accounts payable	(195,388)	(2,078,504)
(Decrease) increase in advances from customers	(149,974)	(1,210,198)
(Decrease) increase in accrued liabilities and other payables	(1,455,687)	1,190,453
Others	385,089	51,271
Net cash (used in) provided by operating activities	$(9,297,048)	$751,674

Accounts receivable. The increase in accounts receivable is mainly attributable to an increase in Heat Power’s user fees made on account and not from an extension of time for accounts receivable from prior periods. Current heating season is from October 15, 2010 to April 15, 2011. However, user fees will be collected after the end of current heating season.

Other receivables. Other receivables decreased as we received government subsidies of supplying heat to residential units, which was recorded under other receivables.

Advance to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers, along with the increase of sales volume.

Inventory. Inventory mainly consists of coal for trading purposes. We have received more railway transportation quota this year. Our coal trading business volume is expected to be increased from 700,000 metric tons of last year to 1,000,000 metric tons this year. In order to assure the stability of the coal trading business, we maintained a higher level of inventory balance as compared to the prior year.

Accrual liabilities and other payables. These amounts consist of accruals made for loan interest, repairs and maintenance of heating plants, labour costs, union fees, social insurance, technical training for our employees, and etc. Decrease in accrual liabilities and other payables was mainly due to we paid off tax of last year in this quarter. In line with the increase of sales volume in Q4 2010, tax payables of last quarter raised by approximately US$1.9 million. Such payables were settled in this quarter.

Investing Activities:

Our cash flows provided investing activities were $8,524,106 for the three months ended February 28, 2011 compared to $740,860 for the three months ended February 28, 2010. We lent RMB 25.5 million (US$3,323,543) to certain of our affiliates controlled by the family of our Chairman to make an investment intended to increase significantly our mining rights and reserves in Inner Mongolia.  We plan to unwind this loan in the second quarter in order to evaluate alternative structures for making these types of investments directly through our operating companies.

Financing Activities:
Our cash flows provided by financing activities were $11,974,846 for the three months ended February 28, 2011 and cash flows used in financing activities were $2,852,368 for the three months ended February 28, 2010.

The outstanding balances and interest rate of shareholder loans at February 28, 2011, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,229,382	5.31%
Inner Mongolia Duoyida Mining Co., Ltd.	1,914,234	5.31%
Ordos City YiYuan Investment Co. Ltd.	1,786,756	5.31%

Total	$8,930,372	-

Material Commitments

We have commitments to payment of bank loans and shareholder loans as mentioned above and with respect to payment of mining rights which rights were fully paid off prior to the end of 2008.  We have title to all our capital assets consisting of production equipment, automobiles, and office equipment. The total amount of such commitments is $30,843,844.

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

B.	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended February 28, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  During Q1 2011, our management had internal training on corporate governance and U.S. GAAP reporting to our accounting department. We were also actively recruiting qualified personnel to strengthen our accounting team.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits

Exhibit No.	Document Description
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
Date: April 19, 2011

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

	By:	/s/ Alex Gong
Alex Gong
Chief Financial Officer