Form 10-Q
period 2011-05-31
China Energy CORP
filed 2011-07-20
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 2011

☐	Transition report under Section 13 or 15(d) of the Securities

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
45,060,000 shares of Common Stock, $ 0.001 par value, outstanding as of July 19, 2011

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2011	2010
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash	$23,011,274	$4,580,540
Accounts receivable, net of allowance for doubtful accounts of $11,074 and $54,747, respectively	13,534,836	5,748,007
Other receivables	2,000,494	4,091,867
Advance to suppliers	20,339,474	4,516,324
Inventories	12,171,870	3,248,605
Total current assets	71,057,948	22,185,343

Fixed assets, net	58,440,987	57,607,500

Other assets:
Investment property, net of accumulated depreciation of $377,709 and $288,735, respectively	5,418,767	4,350,739
Mining right, net of amortization of $1,352,343 and $1,133,133, respectively	3,299,804	3,387,551
Restricted cash	561,927	546,048
Other long term assets	4,044,824	560,250
Notes receivable	-	14,679,099
Total other assets	13,325,322	23,523,687

TOTAL ASSETS	$142,824,257	$103,316,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$26,240,237	$9,599,520
Accounts payable	16,420,205	16,000,738
Advances from customers	7,085,165	5,278,848
Accrued liabilities	862,031	374,530
Other payables	2,031,410	2,838,663
Stockholder loans	9,045,774	8,772,316
Current portion of finance obligation	1,614,687	-
Current portion of deferred income	1,448,232	1,044,326
Total current liabilities	64,747,741	43,908,941

Non-current liabilities
Finance obligation, net of current portion	7,646,573	-
Deferred income, net of current portion	7,147,909	7,451,567
Total current liabilities	14,794,482	7,451,567

Total liabilities	79,542,223	51,360,508

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock: $0.001 par value; 195,000,000 shares and 200,000,000 shares authorized at May 31, 2011 and November 30, 2010, respectively; 45,060,000 shares and 45,000,000 issued and outstanding at May 31, 2011 and November 30, 2010, respectively	45,060	45,000
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	10,603,853	9,070,007
Retained earnings	37,644,433	29,642,370
Statutory reserves	8,723,086	8,573,636
Accumulated other comprehensive income	6,265,602	4,625,009
Total stockholders’ equity	63,282,034	51,956,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,824,257	$103,316,530

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended May 31,		For the six months ended May 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Revenues	$32,191,523	$20,483,740	$54,544,252	$41,252,616
Cost of revenues	(21,572,903)	(12,025,898)	(35,926,889)	(25,852,305)
Gross profit	10,618,620	8,457,842	18,617,363	15,400,311

Operating expenses:
Selling and marketing	(1,351,996)	(1,381,564)	(2,595,802)	(2,222,281)
General and administrative	(2,366,181)	(628,194)	(3,483,311)	(1,731,846)
Total operating expenses	(3,718,177)	(2,009,758)	(6,079,113)	(3,954,127)

Income from operations	6,900,443	6,448,084	12,538,250	11,446,184
Other income and expenses
Interest expenses, net	(628,762)	(555,652)	(949,704)	(771,001)
Non-operating income	329,845	569,215	763,049	682,678
Non-operating expenses	(42,629)	(131,155)	(122,628)	(175,511)
Income before provision for income taxes	6,558,897	6,330,492	12,228,967	11,182,350

Provision for income taxes	(2,771,594)	(1,908,020)	(4,077,454)	(2,755,592)

Net income	3,787,303	4,422,472	8,151,513	8,426,758

Other comprehensive income
Foreign currency translation adjustment	832,589	(28,256)	1,640,593	(23,791)
Total comprehensive income	$4,619,892	$4,394,216	$9,792,106	$8,402,967

Net income per common share, basic and diluted	$0.08	$0.10	$0.18	$0.19

Weighted average common shares outstanding, basic and diluted	45,060,000	45,000,000	45,060,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED MAY 31, 2011
(UNAUDITED)

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Share	Amount	Capital	Earnings	Reserves	Income	Equity
		US$	US$	US$	US$	US$	US$
Balance as of November 30, 2010	45,000,000	$45,000	$9,070,007	$29,642,370	$8,573,636	$4,625,009	$51,956,022
Net income	-	-	-	8,151,513	-	-	8,151,513
Other comprehensive income	-	-	-	-	-	1,640,593	1,640,593
Stock-based compensation	60,000	60	1,533,846	-	-	-	1,533,906
Appropriation of statutory reserves	-	-	-	(149,450)	149,450	-	-
Balance as of May 31, 2011	45,060,000	$45,060	$10,603,853	$37,644,433	$8,723,086	$6,265,602	$63,282,034

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended May 31,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net income	$8,151,513	$8,426,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in allowance for doubtful accounts	(44,641)	-
Depreciation and amortization	3,007,127	2,108,233
Stock-based compensation	1,533,906	-
Interest accrued on shareholder loans	180,620	109,348
Changes in operating assets and liabilities:
(Increase) in term deposit	-	(7,320,108)
(Increase) in restricted cash	(15,879)	(383,460)
(Increase) in accounts receivable	(7,743,155)	(3,048,758)
Decrease (increase) in other receivables	2,091,373	(88,870)
(Increase) decrease in advance to suppliers	(15,461,740)	1,287,107
(Increase) decrease in inventories	(8,923,265)	1,579,460
(Increase) in other long term assets	(3,593,056)	-
Increase (decrease) in deferred income	100,248	(126,984)
Increase in accounts payable	1,646,061	198,588
Increase (decrease) in advances from customers	1,806,317	(2,363,610)
(Decrease) increase in accrual liabilities and other payables	(319,752)	4,439,585
Net cash (used in) provided by operating activities	(17,584,323)	4,817,289

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,283,784)	(3,093,625)
Increase in construction in progress	(117,547)	(1,076,171)
Increase in notes receivable	-	(5,396,287)
Payments received on notes receivable	14,679,099	-
Net cash provided by (used in) investing activities	10,277,768	(9,566,083)

Cash flows from financing activities:
Proceeds from short term bank loans	20,702,358	16,112,495
Proceeds from notes payable	-	5,856,087
Proceeds from finance obligation	9,261,260	-
Principal payment made on short term bank loans	(4,566,697)	(12,011,132)
Advances from stockholders	-	513,711
Repayments of stockholders loans	(162,518)	(517,651)
Net cash provided by financing activities	25,234,403	9,953,510

Effect of exchange rate changes on cash	502,886	(129,910)
Net change in cash	18,430,734	5,074,806

Cash, beginning of period	4,580,540	5,073,645

Cash, end of period	$23,011,274	$10,148,451

Supplemental disclosure of cash flow information

Cash paid for interest	$837,541	$554,554
Cash paid for income taxes	$5,010,268	$2,346,087

Supplemental disclosure of non-cash financing investing activities:
Value of shares issued/transferred for consulting services	$1,507,800	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2011 AND 2010
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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law.  It was not until certain changes in PRC law, which became definitive in 2006, that a series of procedures of governmental approvals would be necessary to obtain perfection and certain additional corporate actions would be condition precedents to that perfection.  The Company achieved perfection which is discussed below.

On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a "variable interest entity" (“VIE”) structure to meet the current requirements of applicable PRC law.

On November 30, 2010, the Company entered into a series of contractual arrangements pursuant to which the control and the economic benefits and costs of ownership of its two operating companies Coal Group and Heat Power (collectively, the “Operating Companies”) in the People’s Republic of China (“PRC”) would flow directly to Beijing Tehong Energy Technology Consulting Co., Ltd. (the “WFOE”), wholly owned through subsidiaries of the Company.

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

Equity Interest Pledge Agreements: Pursuant to such agreements, each of the stockholders of Coal and the Heat Power pledged their shares in Heat Power and Coal Group, respectively, to the WFOE, to secure the obligations of each of Coal Group and Heat Power under the Exclusive Business Cooperation Agreements.  In addition, the stockholders of Coal Group and Heat Power agreed not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests in Coal Group or Heat Power that would affect the WFOE’s interests. The Equity Interest Pledge Agreement expires when Coal Group and Heat Power, respectively, fully perform their obligations under the Exclusive Business Cooperation Agreements.

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

Coal Group: Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd.  The name was changed in December 2003 to Inner Mongolia Tehong Coal Group Co. Ltd. Coal Group has mining rights to a coal mine in the Inner Mongolia District from which it produces coal.  It also buys, sells, and transports coal, serving the Inner Mongolia District.  Coal Group has the capacity to produce approximately up to 800,000 metric tons per year based on enhancement of production lines, which was completed in August of 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited consolidated interim financial statements of the Company as of May 31, 2011 and for three and six month periods ended May 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended May 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2011.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2010.

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

The consolidated financial statements include the accounts of the Company’s WFOE,  Coal Group and Heat Power since they are deemed variable interest entities and the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard will not have any material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”   All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Consolidated statements of income and comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	May 31, 2011	November 30, 2010

Balance sheet items, except for common stock, preferred stock, additional paid-in capital, statutory reserves and retained earnings, as of period end	US$1=RMB 6.4786	US$1=RMB 6.6670

	For the three months ended May 31		For the six months ended May 31
	2011	2010	2011	2010

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	US$1=RMB 6.5219	US$1=RMB 6.8170	US$1=RMB 6.5693	US$1=RMB 6.8270

Foreign currency translation adjustments of $832,589 and $(28,256) for the three months ended May 31, 2011 and 2010, respectively, and $1,640,593 and $(23,791) for the six months then ended, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of May 31, 2011 and November 30, 2010, the allowance for doubtful accounts was $11,074 and $54,747, respectively.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies.  Inventories are valued at the lower of cost or market, using the weighted average cost method.  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market.  The Company did not make any inventory provision for the three and six month periods ended May 31, 2011 and 2010.

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

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes.  Depreciation is computed using the straight line method over the estimated useful life of 45 years.  The related rental income and expenses are included in non-operating income in the accompanying consolidated statements of income and other comprehensive income.

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

Restricted Cash

Long-term restricted cash represents the bank deposits held as a guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earn an interest rate of 0.50% and 0.36% per annum in the six month period ended May 31, 2011 and fiscal year 2010, respectively, which such rate is determined by the PRC government.

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable.  The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the three and six month periods ended May 31, 2011 and 2010.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay a resource compensation fee of $108,727 and $98,818 for the three months ended May 31, 2011 and 2010, respectively, and $197,390 and $123,840 for the six month then ended, respectively, which is included in cost of revenues in the consolidated statements of income and other comprehensive income.

Environmental Costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The potential environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, the Company believes that there are currently no probable liabilities that will have a material adverse effect on the consolidated balance sheets of the Company.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at May 31, 2011.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside a safety fund of 6 RMB per ton of raw coal mined, and 10.5 RMB per ton for a maintenance fund.  As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	May 31, 2011	November 30, 2010

Surplus reserve and common welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve	6,275,488	6,126,038
Total statutory reserves	$8,723,086	$8,573,636

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of income and other comprehensive income over the requisite service period.

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

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective, or continuous.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 94 million (equivalent to U.S. $14.5 million) and 99 million (equivalent to U.S. $15 million) as of May 31, 2011 and November 30, 2010, respectively, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	Three Months Ended May 31,
	2011			2010
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$5,558,737	$26,241,752	$31,800,489	$2,954,707	$17,529,033	$20,483,740
Sales - government subsidies	391,034	-	391,034	-	-	-
Interest expense, net	234,505	394,257	628,762	126,323	429,329	555,652
Depreciation and amortization	1,044,027	576,749	1,620,776	670,986	458,121	1,129,107
Segment profit (loss)	77,266	4,950,527	5,027,793	(47,877)	4,470,349	4,422,472

	Six Months Ended May 31,
	2011			2010
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$11,655,041	$42,498,177	$54,153,218	$7,475,617	$33,776,999	$41,252,616
Sales - government subsidies	391,034	-	391,034	-	-	-
Interest expense, net	379,347	570,357	949,704	177,155	593,846	771,001
Depreciation and amortization	2,067,358	939,769	3,007,127	1,358,895	749,338	2,108,233
Segment profit	640,275	8,984,380	9,624,655	598,615	7,828,143	8,426,758

	May 31, 2011			November 30, 2010
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Segment assets	$65,560,578	$77,263,679	$142,824,257	$58,768,527	$44,548,003	$103,316,530
Construction in progress	2,049,623	44,466	2,094,089	1,880,691	38,398	1,919,089
Investment property, net	3,450,140	1,968,627	5,418,767	2,414,541	1,936,198	4,350,739

Reconciliation of the total segment profits to net income included in the consolidated financial statements is as follows:

	Three Months Ended May 31, 2011	Six Months Ended May 31, 2011

Total segment profits	$5,027,793	$9,624,655
Unallocated corporate expenses	(1,240,490)	(1,473,142)
Net income	$3,787,303	$8,151,513

4.	Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the Coal Group were provided by stockholder loans. Balances are detailed below:

	May 31, 2011	November 30, 2010

Ordos City YiYuan Investment Co., Ltd. (a) Co., Ltd.	$1,831,069	$1,743,288
Hangzhou Dayuan Group, Ltd. (a)	5,252,973	5,103,245
Inner Mongolia Duoyida Mining Co. Ltd. (a)	1,961,732	1,925,783
Total	$9,045,774	$8,772,316

(a)	Minority stockholders of Heat Power

The stockholder loans are due on demand with interest as follows:

	May 31, 2011		November 30, 2010
	Balance	Interest rate	Balance	Interest rate

Stockholder loans – interest bearing	$6,822,462	5.31%	$6,629,669	5.31%
Interest payable	2,223,312		2,142,647
Total	$9,045,774		$8,772,316

5.	Lease obligation

The Company leases an office under an operating lease expiring December 31, 2011. The minimum future annual rent payments under the lease as of May 31, 2011 are as follows:

Year Ending	Annual
November 30,	Amount

2011	$46,306
2012	5,788
Total	$52,094

Rent expenses charged to operations for the three months ended May 31, 2011 and 2010 were $23,105 and $21,973, respectively and were $45,667 and $43,943 for the six months then ended.

6.	Other payables

Included in other payables are advances from a family member of the Company’s Chairman totalling $771,772 and $749,963 as of May 31, 2011 and November 30, 2010, respectively.  Those advances are non-interest bearing and payable on demand.

7.	Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases.  At May 31, 2011 and November 30, 2010, advances amounted to $20,339,474 and $4,516,324, respectively.  There is no interest due on these advances; the advances are offset against future billings as they are made by the suppliers.

8.	Other Receivables

Other receivables consist of the following:

	May 31, 2011	November 30, 2010

Loans to suppliers and other associated firms	$833,599	$938,819
Deposit funds to secure agreements	772	750
Employee expense advances	268,091	373,502
Government subsidies receivable	728,532	2,614,087
Heat network access fee receivable	169,500	164,709
Total	$2,000,494	$4,091,867

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through a family member of the Company’s Chairman totalling $739,296 and $722,751 as of May 31, 2011 and November 30, 2010, respectively.  Those advances are non-interest bearing.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances.  In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor.  The Company considers all other receivables at May 31, 2011 and November 30, 2010 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9.	Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:

	May 31, 2011	November 30, 2010

Buildings	$10,661,987	$10,191,194
Machinery & equipment	38,457,116	54,791,726
Automotive equipment	1,172,787	1,139,645
Office Equipment	1,337,083	1,228,767
Transferred assets (a)	19,392,398	-
Construction in progress	2,094,089	1,919,089
	73,115,460	69,270,421
Accumulated depreciation	(14,674,473)	(11,662,921)
Fixed assets, net	$58,440,987	$57,607,500

Depreciation expenses charged to operations for the three months ended May 31, 2011 and 2010 were $1,380,039 and $987,965, respectively and were $2,635,493 and $1,892,762 for the six months then ended, respectively.

Land use rights of $241,452 and $234,607 at May 31, 2011 and November 30, 2010, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

(a)	The real estate with equipment subject to a finance obligation as described in Note 12 under “Finance Obligation.”

10.   Notes Receivable

Certain loans were made for strategic purposes.  Notes receivable, which were non-interest bearing, except as noted below, consist of the following. There were no notes receivable outstanding as of May 31, 2011,

November 30, 2010

Inner Mongolia Tehong Investment Co., Ltd. (a)	$8,884,242
Inner Mongolia Tehong Coal Chemical Co., Ltd. (a)	3,275,836
QuanYing Coal Mine	361,786
Inner Mongolia XinKe Kaolin Fabrication Plant	1,679,916
Inner Mongolia Tehong Glass Co., Ltd with interest at 11.16% (a)	477,319
Total notes receivable	$14,679,099

(a) Related parties affiliated to the Company through family members of the Company’s Chairman.

11.	Short Term Bank Loans

The Company has bank loans collateralized by mining rights and the real estate properties and guaranteed by the Company’s CEO and a stockholder.  Relevant terms of these bank loans are as follows:

	May 31, 2011	November 30, 2010

Bank loan due 4/22/11, with interest at 6.90% (a)	$-	$2,999,850
Bank loan due 7/27/11, with interest at 6.61% and 5.841%, respectively (b)	5,248,047	6,599,670
Bank loan due 1/17/12, with interest at 6.94% (b)	12,348,347	-
Bank loan due 1/17/12, with interest at 6.94% (c)	8,643,843	-
Total	$26,240,237	$9,599,520

At May 31, 2011 and November 30, 2010, the Company had a letter of intent with a bank to provide the Company an additional line of credit in the amount of RMB 30 million (US$4,566,697) and RMB 156 million (US$23,398,830), respectively (b).

(a) Loan to Heat Power, guaranteed by Coal Group, the Company’s CEO and a stockholder.
(b) Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group.
(c) Loan to Coal Group, collateralized by mining rights of Coal Group.

12.	Finance Obligation

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract”) with a leasing company covering its thermoelectric plants, heat transfer stations and machinery and equipment (“Transferred Assets”), having a gross value of RMB 125,635,589 (US$19,392,298).  Pursuant to the Contract, Heat Power sold its Transferred Assets used for its operations to the leasing company for RMB 60,000,000 (US$9,261,260) in cash. Under the Contract, Heat Power leased back the Transferred Assets for a quarterly installment payment of RMB 3,555,163 (US$548,755) until April 2016, when the Contract expires.  The Contract is guaranteed by Coal Group and an unrelated third party.  Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets for a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of the Contract, Heat Power paid the leasing company a service fee of RMB 3,300,000 (US$502,337) and a refundable deposit of RMB 9,000,000 (US$1,389,189).

Since Heat Power has an option to repurchase its Transferred Assets, Heat Power is considered to have “continuing involvement” pursuant to ASC 840-40, “Sales-Leaseback Transactions” (ASC 840-40). Accordingly, the lease did not qualify as a normal sale-leaseback transaction and is being accounted for under the financing method in which Heat Power reports the sales proceeds as a finance obligation, continues to report the Transferred Assets as its assets, and continues to depreciate the Transferred Assets. In addition, the lease payment, exclusive of the interest portion, decrease Heat Power’s liability with a portion of the lease payments being recognized under the interest method. The effective interest rate of this transaction is 6.70%.

Future payments of the finance obligation as of May 31, 2011 are as follows:

Year Ending	Annual
November 30,	Amount

2011	$1,097,510
2012	2,195,019
2013	2,195,019
2014	2,195,019
2015	2,195,019
Thereafter	1,097,510

10,975,096
Less: amount representing interest	1,713,836

Finance obligation	9,261,260
Less: current portion of finance obligation	1,614,687

Finance obligation, net of current portion	$7,646,573

Interest expense related to the finance obligation amounted to US$106,821 for the three and six months ended May 31, 2011.  The refundable deposit is included in other long term assets in the consolidated balance sheets as of May 31, 2011. The costs related to the Contract of RMB 4,800,000 (US$740,901) are being amortized by the interest method over the life of the lease.

13.	Fair Value Measurement

The Company did not have any applicable assets measured at fair value at May 31, 2011.

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2010:

	Level 1	Level 2	Level 3	Total

Notes receivable	$-	$-	$14,679,099	$14,679,099

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for notes receivable:

Notes Receivable

Balance, November 30, 2009	$7,913,100
Purchases, sales, issuance and settlements (net)	6,765,999
Balance, November 30, 2010	14,679,099
Purchases, sales, issuance and settlements (net)	(14,679,099)
Balance, May 31, 2011	$-

14.	Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government.  The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for the purchase of coal used in providing heat.  Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices.  Government subsidies amounted to $391,034 and zero for the three and six month periods ended May 31, 2011 and 2010, respectively.

15.	Income Taxes

The Company is required to file income tax returns in both the United States and PRC.  Its operations in the United States have been insignificant and income taxes have not been provided or accrued.  In the PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine.  The laws of PRC permit the carryforward of net operating losses for a period of five years.  As of November 30, 2010, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  There are no deferred tax assets or liabilities as of May 31, 2011 and November 30, 2010.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Three months ended
May 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,639,724	25.0%
Tax effect of loss of subsidiaries	86,978	1.3%
Tax effect of eliminated intercompany profit (loss)	1,044,892	15.9%
As reported on the consolidated statements of income and other comprehensive income	$2,771,594	42.2%

Three months ended
May 31, 2010	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,582,623	25.0%
Tax effect of eliminated intercompany profit (loss)	325,397	5.1%
As reported on the consolidated statements of income and other comprehensive income	$1,908,020	30.1%

Six months ended
May 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$3,057,242	25.0%
Tax effect of loss of subsidiaries	12,136	0.1%
Tax effect of eliminated intercompany profit (loss)	1,008,076	8.2%
As reported on the consolidated statements of income and other comprehensive income	$4,077,454	33.3%

Six months ended
May 31, 2010	Tax Provision	Rate of Tax

As calculated with statutory rate	$2,795,588	25.0%
Tax effect of eliminated intercompany profit (loss)	(39,996)	(0.4%)
As reported on the consolidated statements of income and other comprehensive income	$2,755,592	24.6%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” (“FIN 48”), as codified in ASC 740.  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  The Company does not have any accruals for uncertain tax positions as of May 31, 2011.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2011.  However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.  The tax years ended November 30, 2002 to 2010 remain open to examination by tax authorities.

16.	Stock-Based Compensation

In 2008, the Company granted to its officers, directors and independent consultants options to purchase 4,500,000 shares of common stock with exercise price at US$0.50.  In 2010, the options had either expired or were cancelled.

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

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income, was $7,832 and zero for the three month periods ended May 31, 2011 and 2010, respectively and was $26,106 and zero for the six months then ended, respectively.

The Company will issue new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	10 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at February 28, 2011	60,000	$2.02	10 years	-

Vested at May 31, 2011	60,000	$2.02	10 years	-

Exercisable at May 31, 2011	60,000	$2.02	10 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three and six month periods ended May 31, 2011 and 2010.

The Company entered into a Terms of Services and Release Agreement with the Company’s CEO, a consulting firm, and Fortune Place Holdings Limited (“Fortune Place”), a British Virgin Islands corporation. The Company’s CEO is the sole director of Fortune Place. Pursuant to the terms of the agreement, the consulting firm would be entitled to receive equity consideration of 1,800,000 restricted shares of the Company held by Fortune Place for consulting services rendered to the Company, contingent upon the completion of all of the consulting services enumerated in the agreement. The filing of the Company’s Form 10-Q for the first quarter of its fiscal year ended on November 30, 2011 represented the final item of the consulting services that the consulting firm was required to complete (“Completion Date”).  As of the Completion Date, the fair value of shares transferred for the services rendered to the Company were valued at $1,386,000 and recorded as general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the three and six months ended May 31, 2011. The fair value of the transferred shares has been shown as an increase to additional paid-in capital for the six months ended May 31, 2011 in the accompanying consolidated statements of changes in stockholders' equity.

The Company issued an aggregate of 60,000 share of common stock to an investor relations firm in consideration for consulting services rendered through the period ended on March 14, 2011.  The fair value of the stock was $121,800, which has been included in general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the three and six months ended May 31, 2011.

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

China has enacted legislation which appears to restrict the ability of entities considered foreign to China, like the Company, to have ownership interest in operating companies located in China.  The Company has taken steps to avoid any potential adverse impact of this legislation.  (See Note 1)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005.  The Company was also late in filing for the years ended November 30, 2007.  Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.   The Company intends to file the delinquent returns and seek waivers of any penalties under the IRS 2011 Offshore Voluntary Disclosure Initiative.  Under the Initiative, the IRS has indicated that it will not impose a penalty for the failure to file delinquent information returns (Form 5471) if there are no underreported tax liabilities and the information returns are filed by August 31, 2011. The Company is unable to determine the amount of any additional penalties that may be assessed at this time.  Management is of the opinion that additional penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information reports for the years ended November 30, 2004 through 2008 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”).  For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank.  The Company does not believe that the failure to file the FBAR was “willfull” and intends to seek a waiver of any penalties.  The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.  The Company plans to file its Form 5471 for the years ended November 30, 2002 through 2005 and FBARs for the years ended November 30, 2004 through 2008 by the end of August 2011.

18.	Preferred Stock

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

Coal Group is the major revenue and profit driver of the Company. For the six month period ended May 31, 2011 and 2010, Coal Group contributed 78% and 82% to our total revenue, respectively, with the balance attributable to Heat Power.  For the three month period ended May 31, 2011 and 2010, Coal Group contributed 81% and 86% to our total revenue, respectively, with the balance attributable to Heat Power. While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

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

Through Coal Group, we produced and sold 321,826 and 454,209 tons of coal in the three and six month periods ended May 31, 2011 at our Laiyegou coal mine, representing a 42% and 19% increase, respectively over the same periods in 2010.  For the three and six month periods ended May 31, 2011 we increased our coal trading volume by selling 189,577 tons and 381,843 tons of coal, representing a 4% and 8% increase, respectively over the same periods in 2010.  Going forward, we plan to leverage on the rich coal reserve in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2010, Heat Power increased its coverage area from 2,700,000 m2 to approximately 3,300,000 m2 due to the development of the Xuejiawan area.  For the six month period ended May 31, 2011, we increased electricity sales to approximately 72.1 million kWh, representing a 8% increase as compared to the same six month period in 2010.

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

Results of Operations

Results of operations – Three months ended May 31, 2011

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended May 31, 2011 compared to May 31, 2010:

Coal Group	Three months ended May 31,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$26,241,752	81%	$17,529,033	86%
Cost of revenues	15,694,770	49%	9,041,968	44%
Gross Profit	$10,546,982	32%	$8,487,065	42%

Heat Power	Three months ended May 31,
		% of total		% of total
	2011	Revenue	2010	revenue
Revenues	$5,949,771	19%	2,954,707	14%
Cost of revenues	5,878,133	18%	2,983,930	15%
Gross Profit	$71,638	1%	(29,223)	(1%)

Coal Group

For the three months ended May 31, 2011, revenues for Coal Group were $26,241,752 compared to $17,529,033 in the comparable three months in 2010. The $8,712,719 increase was mainly due to the increase in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading of coal by 42% and 4%, respectively from the corresponding period in 2010.

Coal Trading	Three months ended May 31,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$12,777,727	39%	$7,699,181	38%
Cost of revenues	10,334,633	32%	5,198,322	25%
Gross Profit	$2,443,094	7%	$2,500,859	13%

Coal production	Three months ended May 31,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$13,464,025	42%	$9,829,852	48%
Cost of revenues	5,360,137	17%	3,843,646	19%
Gross Profit	$8,103,888	25%	$5,986,206	29%

Coal Group produced approximately 321,826 metric tons of coal during the three months ended May 31, 2011, compared to 227,000 metric tons in the comparable three months in 2010. Volume of coal sold by our proprietary trading business was approximately 189,577 metric tons during the three months ended May 31, 2011, compared to 183,000 metric tons in the comparable three months in 2010. We currently anticipate that the annual production volume for fiscal year ending November 30, 2011 will be on par with 2010.

Heat Power

For the three months ended May 31, 2011, revenues for Heat Power were $5,949,771 compared to $2,954,707 in the comparable three months in 2010.

For the three months ended May 31, 2011, revenues generated by Heat Power from its electricity operations were $1,263,767 compared to $1,158,751 in the comparable three month period in 2010.  Our revenue during the second quarter from our electricity operations was as follows:

Electricity Revenue for Quarter Ended May 31,

			Units of
			power
			supplied		Revenue
	Unit Price ($/kWh)		(1000kWh)		($)
Period	2011	2010	2011	2010	2011	2010	Variance
March	0.03	0.03	12,298	9,042	420,462	294,221	126,241
April	0.03	0.03	13,029	15,605	445,472	502,567	(57,095)
May	0.03	0.03	11,636	11,523	397,833	361,963	35,870

Total			36,963	36,170	1,263,767	1,158,751	105,016

For the three months ended May 31, 2011, revenues generated by Heat Power from its heating supply operations were $4,686,004 compared to $1,795,956 in the comparable three month period in 2010. The $2,890,048 increase was due to (i) the increase of the heating area to 3.3 million square meters since October 15, 2010 from 2.7 million square meters in the same period in 2010; (ii) the prolonged heating season due to cold weather, for which we received additional heating revenue amounting to $1,241,272; and (iii) receipt of government subsidies amounting to $391,034 to compensate for lower regulated residential heat price and non-residential heat price. The heating area increased due to the continued development of the XueJiaWan area.    As there are currently plans to expand the number of residential units in the XueJiaWan area during 2011, we expect that the coverage area for Heat Power will increase at a corresponding rate to the rate of construction of the new units.

Our second quarter revenue from our heating supply operations were as follows:

Heating Revenue for Quarter Ended May 31

	Unit Price		Area (‘000)
	($/sq meters		sq meters			Revenue
	/month)		range)			($)
User	2011	2010	2011		2010	2011		2010	Variance
Residential	0.39	0.38	2,133	*	2,039	1,526,501		1,156,772	369,729
Non-residential	0.65	0.62	1,178	*	660	2,768,469		639,184	2,129,285

Total			3,311		2,699	4,294,970	**	1,795,956	2,499,014

* Adjustment to revenue was made in the second quarter of 2011  to reflect the actual heating supply area verified by the local authority after the end of the 2010-2011 heating season.

** Government subsidies amounting to $391,034 to compensate for lower regulated residential heat price and non-residential heat price was not included in this table.

Cost of Sales

For the three months ended May 31, 2011, cost of sales increased by approximately $9,547,005 from the comparable three months in 2010, as a result of changes in the following expenses:

	Three months ended May 31,
	2011	2010	Variance
Coal & freight	$16,362,752	$9,557,244	$6,805,508
Heat resource rental	2,760,995	439,518	2,321,477
Depreciation & depletion	1,456,901	1,078,589	378,312
Salaries	398,546	297,141	101,405
Utilities	380,389	429,795	(49,406)
Operating supplies	135,040	156,719	(21,679)
Repairs	63,839	27,397	36,442
Other	14,441	39,495	(25,054)

Total	$21,572,903	$12,025,898	$9,547,005

For the three months ended May 31, 2011 our overall gross margin was 33% compared with 41% in the 2010 comparable three month period. The decrease in gross margin was due to the lower gross margin from our coal trading business as compared with the same period in 2010. In order to expand our proprietary coal trading business, Coal Group purchased more coal from third parties during the three months ended May 31, 2011, which were less profitable than coal purchased from Laiyegou coal mine in terms of gross margin and resulted in decrease of the gross margin of the coal trading business from 32% to 19%. Gross margin for Heat Power for the 2011 period was on par with the same period in 2010.

Coal and freight. Coal and freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business and (iii) cost of coal consumed by Heat Power.  The increase of these costs was mainly due to the increase in the volume of coal sold at Laiyegou coal mine and that sold by the proprietary trading business by 42% and 4%, respectively.

Heat resource rental. Our heat resource rental costs increased to higher levels because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we expanded our service coverage area from 2.7 million square meters to 3.3 million square meters. Unit price of steam was raised from US$1.47/Giga-joule to US$2.28/Giga-joule since October 15, 2010.

Depreciation and depletion. Increase in depreciation and depletion was mainly due to the expanded heating supply coverage area and the corresponding construction of additional pipelines.

Selling Expenses

For the three months ended May 31, 2011, selling expenses decreased by $29,568 compared to the same period in 2010 because of the decrease of storage expenses incurred at the Qinghuangdao port. Previously, port storage expenses were paid by the Company but now several customers pay the port storage expenses directly, which caused the decrease of our expenses. However, this decrease was mitigated by the increase of sales tax, which was increased in line with the expanded sales volume.

	Three months ended May 31,
	2011	2010	Variance
Transportation & Storage	$748,700	$864,642	$(115,942)
Sales tax and other expenses	484,387	392,623	91,764
Office	55,684	82,511	(26,827)
Salaries and welfares	56,825	37,665	19,160
Depreciation	6,400	4,123	2,277

Total	$1,351,996	$1,381,564	$(29,568)

General and Administrative Expenses

For the three months ended May 31, 2011, general and administrative expenses increased by approximately $1,737,987 as a result of changes in the following expenses:

	Three months ended May 31,
	2011	2010	Variance
Salaries and wages	$277,589	$122,210	$155,379
Professional and other fees	240,139	171,274	68,865
Depreciation	115,297	76,109	39,188
Office	104,703	166,134	(61,431)
Travel	51,965	70,203	(18,238)
Repairs	21,403	6,466	14,937
Stock-based compensation	1,515,632	-	1,515,632
Other	39,453	15,798	23,655

Total	$2,366,181	$628,194	$1,737,987

Salaries and wages. The increase in salaries and wages was attributable to (i) employee social welfare costs borne by Heat Power increased 20% according to local government requirement from the beginning of 2011 and (ii) 24 months’ salary compensation to four employees at Laiyegou coal mine for termination of their employment contract in this quarter.

Professional and other fees: Increase in professional and other fees was mainly due to expenses spent on a local government mandated environmental protection program at the Laiyegou coal mine.

Office. In 2010, we purchased renovation related items for the office building of LaiYeGou coal mine in 2010. Such expenses were one-off expenses.

Stock-based compensation. Stock-based compensation was mainly due to the transfer of 1,800,000 shares beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International Inc. (“Jessie”), and issuance of 60,000 new shares to Hayden Communication International (“HCI”), for consulting and investor relations services provided by them for the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, share-based payments.

Interest Expenses

For the three months ended May 31, 2011 and May 31, 2010, interest expenses amounted to $628,762 and $555,652, respectively.

Results of operations – Six months ended May 31, 2011

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the six months ended May 31, 2011 compared to May 31, 2010:

Coal Group	Six months ended May 31,
		% of total		% of total
	2011	Revenue	2010	revenue
Revenues	$42,498,177	78%	$33,776,999	82%
Cost of revenues	24,531,600	45%	19,375,642	47%
Gross Profit	$17,966,577	33%	$14,401,357	35%

Heat Power	Six months ended May 31,
		% of total		% of total
	2011	Revenue	2010	revenue
Revenues	$12,046,075	22%	$7,475,617	18%
Cost of revenues	11,395,289	21%	6,476,663	16%
Gross Profit	$650,786	1%	$998,954	2%

Coal Group

For the six months ended May 31, 2011, revenues for Coal Group were $42,498,177 compared to $33,776,999 in the comparable six months in 2010. The $8,721,178 increase was mainly due to the increase in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading of coal by 19% and 8%, respectively from the corresponding period in 2010.

Coal Trading	Six months ended May 31,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$22,403,326	41%	$18,101,191	44%
Cost of revenues	16,864,919	31%	13,736,357	33%
Gross Profit	$5,538,407	10%	$4,364,834	11%

Coal Production	Six months ended May 31,
		% of total		% of total
	2011	revenue	2010	revenue
Revenues	$20,094,851	37%	$15,675,808	38%
Cost of revenues	7,666,681	14%	5,639,285	14%
Gross Profit	$12,428,170	23%	$10,036,523	24%

Coal Group produced approximately 454,209 metric tons of coal during the six months ended May 31, 2011, compared to 383,000 metric tons for the comparable six months in 2010. Volume of coal sold by our proprietary trading business was approximately 381,843 metric tons during the six months ended May 31, 2011, compared to 353,000 metric tons for the comparable six months in 2010. We currently anticipate that the annual production volume for the fiscal year ending November 30, 2011 will be on par with 2010.

Heat Power

For the six months ended May 31, 2011, revenues for Heat Power were $12,046,075 compared to $7,475,617 in the comparable six months in 2010.

For the six months ended May 31, 2011, revenues generated by Heat Power from its electricity operations were $2,437,896 compared to $2,146,825 in the comparable six month period in 2010.

For the six months ended May 31, 2011, revenues generated by Heat Power from its heating supply operations were $9,608,179 compared to $5,328,792 in the comparable six month period in 2010. The $4,279,387 increase was due to (i) the increase of heating area to 3.3 million square meters since October 15, 2010 from 2.7 million square meters  for the comparable period in 2010; (ii) the prolonged heating season due to cold weather, in respect of which we received additional heating revenue amounting to $1,241,272 and that was recorded in this quarter; and, (iii) receipt of government subsidies amounting to $391,034 to compensate for lower regulated residential heat price and normal non-residential heat price. We also adjusted heat revenue in this quarter to reflect the actual heating supply area verified by local authority after the end of 2010-2011 heating season. The heating area increased due to the continued development of the XueJiaWan area.  As there are currently plans to expand the number of residential units in the XueJiaWan area during 2011, we expect that the coverage area for Heating Power will increase at a corresponding rate to the rate of construction of the new units.

Cost of Sales

For the six months ended May 31, 2011, cost of sales increased by approximately $10,074,584 from the comparable six months in 2010, as a result of changes in the following expenses:

	Six months ended May 31,
	2011	2010	Variance
Coal & freight	$26,594,558	$20,654,875	$5,939,683
Heat resource rental	4,371,783	1,425,169	2,946,614
Depreciation & depletion	2,712,716	1,935,152	777,564
Utilities	821,130	603,307	217,823
Salaries	732,094	666,644	65,450
Operating supplies	301,220	291,243	9,977
Repairs	85,476	85,765	(289)
Other	307,912	190,150	117,762

Total	$35,926,889	$25,852,305	$10,074,584

For the six months ended May 31, 2011 our overall gross margin was 34% compared with 37% in the 2010 comparable six month period. The decrease in gross margin was due to the lower gross margin from Heat Power segment as compared to the same period in 2010. Gross margin of Heat Power decreased because of the increase of raw coal price and unit heat resource rental fee.

Coal and freight. Coal and freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business; and, (iii) cost of coal consumed by Heat Power.  The increase of these costs was mainly due to the increase in the volume of coal sold at Laiyegou coal mine and that sold by the proprietary trading business by 19% and 8%, respectively.

Heat resource rental. Our heat resource rental costs increased to higher levels because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we expanded our service coverage area from 2.7 million square meters to 3.3 million square meters. Unit price of steam was raised from US$1.47/Giga-joule to US$2.28/Giga-joule since October 15, 2010.

Depreciation and depletion. Increase in depreciation and depletion was mainly due to the expanded heating supply coverage area and the corresponding construction of additional pipelines.

Utilities. Utilities mainly represented the cost of electricity consumed by 32 heat transfer stations of Heat Power. Utility costs increased in line with the expanded heating supply area.

Selling Expenses

For the six months ended May 31, 2011, selling expenses increased by $373,521 as compared to the same period in 2010 because of the expanding proprietary coal trading business and production volume of Laiyegou coal mine in 2011.

	Six months ended May 31,
	2011	2010	Variance
Transportation & Storage	$1,547,651	$1,388,178	$159,473
Sales tax and other expenses	808,879	619,691	189,188
Office	118,532	144,493	(25,961)
Salaries and welfares	108,090	61,911	46,179
Depreciation	12,650	8,008	4,642

Total	$2,595,802	$2,222,281	$373,521

Transportation and Storage. The increase in transportation and storage expenses was mainly due to  quarterly storage rental fees $300,000. We obtained additional storage space in March 2010 to satisfy the requirements of the expanded proprietary coal trading business.   However, this increase was mitigated by the decrease of port storage expenses. Previously, port storage expenses were paid by the Company but now several customers pay the port storage expenses directly, which caused the decrease of our expenses. However, this decrease was mitigated by the increase of sales tax, which was increased in line with the expanded sales volume.

Sales tax and other expenses. Sales tax and other expenses are expected to increase in line with the sales volume. Through Coal Group, the volume of coal produced at Laiyegou coal mine and sold by the proprietary coal trading business increased by 19% and 8%, respectively, as compared to the same period in 2010. As a result, sales tax and other expenses increased.

General and Administrative Expenses

For the six months ended May 31, 2011, general and administrative expenses increased by approximately $1,751,465 as a result of changes in the following expenses:

	Six months ended May 31,
	2011	2010	Variance
Professional and other fees	$568,404	$473,298	$95,106
Salaries and wages	528,636	384,769	143,867
Office	369,948	468,722	(98,774)
Depreciation	205,502	142,415	63,087
Travel	147,725	197,141	(49,416)
Repairs	45,849	35,546	10,303
Stock-based compensation	1,533,906	-	1,533,906
Other	83,341	29,955	53,386

Total	$3,483,311	$1,731,846	$1,751,465

Professional and other fees. Increase in professional and other fees was mainly due to expenses spent on environmental protection program at the Laiyegou coal mine. Such program was required by local authority.

Salaries and wages. Increase in salaries and wages was mainly due to (i) employee social welfare borne by Heat Power increased 20% according to local government requirement from the beginning of 2011 and (ii) 24 months’ salary compensation to four employees at Laiyegou coal mine for termination of their employment contract in the second quarter of this year.

Office. We purchased renovation related articles for the office building of LaiYeGou coal mine in 2010. Such expenses were one-off expenses.

Stock-based compensation. Increase in stock-based compensation was mainly due to transfer of 1,800,000 shares beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International Inc. (“Jessie”), and issuance of 60,000 new shares to Hayden Communication International (“HCI”), for consulting service and IR service provided by them for the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, share-based payments.

Interest Expenses

For the six months ended May 31, 2011 and May 31, 2010, interest expenses amounted to $949,704 and $771,001, respectively. The interest expense increased because we borrowed more money from lenders.

Liquidity and Capital Resources

As of May 31, 2011 we had a working capital surplus of $6,310,207, compared with a working capital deficit of $21,723,598 as of November 30, 2010. The improvement of liquidity was mainly due to (i) the full repayment of notes receivable amounting to $14.7 million which was lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman; (ii) net income from the operating business in the first half of 2011; and (iii) proceeds from finance obligation amounting to $9.3 million.

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract”) with a leasing company covering its thermoelectric plants, heat transfer stations and machinery and equipment (“Transferred Assets”), having a gross value of $19.4 million. Pursuant to the Contract, Heat Power sold its Transferred Assets used for its operations to the leasing company for RMB 60,000,000 (US $9,261,260) in cash. Under the Contract, Heat Power leased back the Transferred Assets for a quarterly installment payment of $0.5 million until April 2016, when the Contract expires.  The Contract is guaranteed by Coal Group and an unrelated third party.  Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets for a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of the Contract, Heat Power paid the leasing company a service fee of RMB $0.5 million and a refundable deposit of $1.4 million. The effective interest rate of this transaction is 6.70%. Interest expense related to the finance obligation amounted to $0.1 million for the three and six months ended May 31, 2011.  The refundable deposit is included in other long term assets in the consolidated balance sheets as of May 31, 2011. The costs related to the Contract of $0.7 million are being amortized by the interest method over the life of the lease.

We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs.

Sources of Capital

If additional capital is needed is in excess of our current capital resources, we will explore financing options such as shareholder loans.  Shareholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time.  Existing shareholder loans are payable on demand and accrue interest of 5.31% per annum. The outstanding balance of our shareholder loans as of May 31, 2011 was $9,045,774.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at May 31, 2011, were as follows:

Bank name	From	To	Principal	Interest rate	Security
Agricultural Bank of China	July 28, 2010	July 27, 2011	$5,248,047	6.61%	Secured
Agricultural Bank of China	January 18, 2011	January 17, 2012	$12,348,347	6.941%	Secured
Agricultural Bank of China	March 17, 2011	January 17, 2012	$8,643,843	6.941%	Secured

Cash Flows

Operating Activities:

Our cash flows used in operating activities was $17,584,722 for the six months ended May 31, 2011 as compared to cash flows provided by operating activities at $4,817,289 for the six months ended May 31, 2010. The following summarizes the inflow and outflow of cash for these periods:

	Six months ended February 28,
	2011	2010
Net income	$8,151,513	$8,426,758
Depreciation and amortization	3,007,127	2,108,233
(Increase) in term deposit	-	(7,320,108)
(Increase) in restricted cash	(15,879)	(383,460)
(Increase) in accounts receivable	(7,743,155)	(3,048,758)
Decrease/(increase) in other receivables	2,091,373	(88,870)
(Increase)/decrease in advance to suppliers	(15,461,740)	1,287,107
(Increase)/decrease in inventories	(8,923,265)	1,579,460
(Increase) in other long term assets	(3,593,056)	-
Increase/(decrease) in deferred income	100,248	(126,984)
Increase in accounts payable	1,646,061	198,588
Increase/(decrease) in advances from customers	1,806,317	(2,363,610)
(Decrease)/increase in accrual liabilities and other payables	(319,752)	4,439,585
Others	1,669,885	109,348
Net cash (used in)/provided by operating activities	$(17,584,323)	$4,817,289

Accounts receivable. The increase in accounts receivable is mainly attributable to an increase in Heat Power’s user fees made on account amounting to approximately $4.2 million, which increased in line with the heating supply area. Current heating season is from October 15, 2010 to April 15, 2011. However, user fees will be collected after the end of current heating season. This increase was also due to the increase in Coal Group’s receivables amounting to $3.6 million. Coal Group’s sales on account were outstanding less than one month. We have since collected the $3.6 million.

Other receivables. Other receivables decreased as we received government subsidies of supplying heat to residential units, which was recorded under other receivables.

Advance to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers. We expect a significant increase in coal trading business volume in 2011.

Inventory. Inventory mainly consists of coal for trading purposes. We have received more railway transportation quota this year. Our coal trading business volume is expected to be increased from 700,000 metric tons in 2010 to 1,000,000 metric tons during 2011. In order to assure the stability of the coal trading business, we maintained a higher level of inventory balance as compared to the prior year.

Other long term assets: Other long term assets represent servicing fee and a refundable deposit paid by Heat Power to a leasing company in regard to a Finance Leasing Contract entered into on March 31, 2011.

Accounts payable. Heat Power purchased steam from heat suppliers to ensure a stable and reliable heat supply to its customers. The increase in accounts payable resulted from accrued heat resource rental outstanding at the end of the period.

Advance from customers. Our sales policies require advances from customers. The increase in advances from customers is in line with the increase of our coal business for the six months ended May 31, 2011.

Others. Others were mainly consisted of non-cash, stock-based compensation amounting to $1.5 million. Such expenses were relating to Service Agreement entered into with Jessie International Inc. and Hayden Communication International, who provided consulting service and IR service to the Company.

Investing Activities:

Our cash flows provided by investing activities were $10,277,768 for the six months ended May 31, 2011 compared to net cash used by investing activities of $9,566,083 for the six months ended May 31, 2010. We have recovered all the note receivables due from certain related parties who were affiliated to the Company through family members of the Company‘s Chairman. These related party loans were intended to be used to increase our mining rights and reserves in Inner Mongolia.

Financing Activities:
Our cash flows provided by financing activities were $25,234,403 for the six months ended May 31, 2011 and $9,953,510 for the six months ended May 31, 2010.

The outstanding balances and interest rate of shareholder loans at May 31, 2011, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,252,973	5.31%
Inner Mongolia Duoyida Mining Co., Ltd.	1,961,732	5.31%
Ordos City YiYuan Investment Co. Ltd.	1,831,069	5.31%

Total	$9,045,774	-

Material Commitments

We have commitments for the repayment of bank loans and shareholder loans as mentioned above and with respect to the payment for our mining rights which were fully paid off prior to the end of 2008.  We have title to all our capital assets consisting of production equipment, automobiles, and office equipment. The total amount of such commitments is $35,286,011.

Seasonal Aspects

Coal Group’s business is seasonal in that sales are particularly low in the first quarter of a year, due to the Chinese New Year holiday. During this time our business is closed for about two weeks.

Heat Power heating sales decreased from April through October as the climate in the region is warm, reducing heating requirements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  As a result of outstanding significant weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

B.	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended May 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  During the quarter ended May 31, 2011, our management had internal training on corporate governance and U.S. GAAP reporting to our accounting department. We were also actively recruiting qualified personnel to strengthen our accounting team.

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
Date: July 20, 2011

By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

By:	/s/ Alex Gong
Alex Gong
Chief Financial Officer