Form 10-Q
period 2011-08-31
China Energy CORP
filed 2011-10-24
CIK 1335137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 31, 2011

☐	Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from ___________to ___________.

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

The issuer had 45,060,000 shares of Common Stock, $ 0.001 par value, outstanding as of October 17, 2011

i

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

China Energy Corporation and its subsidiaries (the “Company”) undertake no obligation to update publicly or revise any forward- looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	August 31,	November 30,
	2011	2010
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	$26,423,445	$4,580,540
Accounts receivable, net of allowance for doubtful accounts of $11,249 and $54,747, respectively	11,100,380	5,748,007
Other receivables	2,613,119	4,091,867
Prepaid expense	418,317
Advance to suppliers	33,200,721	4,516,324
Inventories	19,160,566	3,248,605
Total current assets	92,916,548	22,185,343

Fixed assets, net	58,720,930	57,607,500

Other assets:
Investment property, net of accumulated depreciation of $432,091 and $288,735, respectively	5,771,218	4,350,739
Mining right, net of amortization of $1,520,439 and $1,133,133, respectively	3,205,234	3,387,551
Restricted cash	572,690	546,048
Other long term assets	4,016,269	560,250
Notes receivable	-	14,679,099
Total other assets	13,565,411	23,523,687

TOTAL ASSETS	$165,202,889	$103,316,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$26,654,959	$9,599,520
Accounts payable	16,950,642	16,000,738
Advance from customers	18,605,879	5,278,848
Accrued liabilities	515,112	374,530
Other payables	3,081,941	2,838,663
Stockholder loans	9,262,400	8,772,316
Current portion of long term obligation	1,667,673	-
Current portion of deferred income	1,144,696	1,044,326
Total current liabilities	77,883,302	43,908,941

Non-current liabilities
Finance obligation, net of current portion	7,340,066	-
Deferred income, net of current portion	7,397,227	7,451,567
Total non-current liabilities	14,737,293	7,451,567

Total liabilities	92,620,595	51,360,508

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares and 0 shares authorized at August 31, 2011 and November 30, 2010, respectively; no issued and outstanding shares	-	-
Common stock: $0.001 par value; 195,000,000 shares and 200,000,000 shares authorized at August 31, 2011 and November 30, 2010, respectively; 45,060,000 shares and 45,000,000 issued and outstanding at August 31, 2011 and November 30, 2010, respectively	45,060	45,000

Additional paid-in capital	10,603,853	9,070,007
Retained earnings	45,632,619	29,642,370
Statutory reserves	8,896,761	8,573,636
Accumulated other comprehensive income	7,404,001	4,625,009
Total stockholders’ equity	72,582,294	51,956,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,202,889	$103,316,530

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended August 31,		For the nine months ended August 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Revenues	$46,989,141	$21,152,260	$101,533,393	$62,404,876
Cost of revenues	(31,300,833)	(12,499,542)	(67,227,722)	(38,351,847)
Gross profit	15,688,308	8,652,718	34,305,671	24,053,029

Operating expenses:
Selling and marketing	(2,631,709)	(1,268,698)	(5,227,511)	(3,490,979)
General and administrative	(1,150,090)	(1,016,673)	(4,633,401)	(2,748,519)
Total operating expenses	(3,781,799)	(2,285,371)	(9,860,912)	(6,239,498)

Income from operations	11,906,509	6,367,347	24,444,759	17,813,531

Interest expenses, net	(757,114)	(606,542)	(1,706,818)	(1,377,543)
Non-operating income	602,720	424,770	1,365,769	1,107,448
Non-operating expenses	(93,930)	(116,326)	(216,558)	(291,837)
Income before income taxes	11,658,185	6,069,249	23,887,152	17,251,599

(Provision for) benefit from income taxes	(3,496,324)	(1,770,354)	(7,573,778)	(4,525,946)

Net income	8,161,861	4,298,895	16,313,374	12,725,653

Other comprehensive income
Foreign currency translation adjustment	1,138,398	136,970	2,778,992	113,179
Total comprehensive income	$9,300,259	$4,435,865	$19,092,366	$12,838,832

Net income per common share
basic and diluted	$0.21	$0.10	$0.42	$0.29

Weighted average common shares outstanding
basic and diluted	45,060,000	45,000,000	45,060,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2011

	Common Stock		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity
Balance as of November 30, 2010	45,000,000	$45,000	$9,070,007	$29,642,370	$8,573,636	$4,625,009	$51,956,022
Net income	-	-	-	16,313,374	-	-	16,313,374
Other comprehensive income	-	-	-	-	-	2,778,992	2,778,992
Stock-based compensation	60,000	60	1,533,846	-	-	-	1,533,906
Appropriation of statutory reserves	-	-	-	(323,125)	323,125	-	-
Balance as of August 31, 2011	45,060,000	$45,060	$10,603,853	$45,632,619	$8,896,761	$7,404,001	$72,582,294

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the nine months ended August 31,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net income	$16,313,374	12,725,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in allowance for doubtful accounts	(44,926)	-
Depreciation and amortization	4,475,517	3,019,559
Stock-based compensation	1,533,906	65,234
Interest accrued on shareholder loans	90,188	(1,450,852)
Changes in operating assets and liabilities:
(Increase) in term deposit	-	(7,345,488)
(Increase) in restricted cash	(26,642)	(385,603)
(Increase) in accounts receivable	(5,308,874)	(3,803,690)
Decrease in other receivables	1,478,748	1,605,366
(Increase) in prepaid expense	(418,317)	-
(Increase) in advances to suppliers	(28,231,613)	(637,916)
(Increase) decrease in inventories	(15,911,961)	738,387
(Increase) in other long term assets	(3,643,398)	(25,000)
Increase (decrease) in deferred income	46,030	(50,763)
Increase in accounts payable	2,255,462	660,882
Increase (decrease) in advances from customers	13,327,031	(4,709,338)
Increase in accrual liabilities and other payables	383,860	607,852
Net cash (used in) provided by operating activities	(13,681,615)	1,014,283

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,357,230)	(5,041,280)
Increase in construction in progress	(91,783)	(2,186,114)
Increase in notes receivable	-	(20,617,494)
Payments received on notes receivable	14,679,099	561,960
Net cash provided by investing activities	9,230,086	(27,282,928)

Cash flows from financing activities:
Proceeds from short term bank loans	26,043,262	29,929,138
Principal payment made on short term bank loans	(9,804,522)	(12,030,340)
Proceeds from notes payable	-	7,345,488
Proceeds from lease finance obligation	9,407,633	-
Repayments of finance obligation	(399,894)	-
Net cash provided by (used in) financing activities	25,246,479	25,244,286

Effect of exchange rate changes on cash	1,047,955	116,628
Net change in cash and cash equivalents	21,842,905	(907,731)

Cash and cash equivalents, beginning of period	4,580,540	5,073,645

Cash and cash equivalents, end of period	26,423,445	$4,165,914
Supplemental disclosure of cash flow information
Cash paid for interest	$1,327,263	$1,070,341
Cash paid for income taxes	$7,542,919	$349,114
Supplemental disclosure of non-cash financing and investing activities:
Value of shares issued/transferred for consulting services	$1,507,800	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS PERIODS ENDED AUGUST 31, 2011 AND 2010
(UNAUDITED)

1.           Organization and Business

Organization of the Company

China Energy Corporation (the “Company”) is a Nevada corporation, formed on October 11, 2002 under the name Omega Project Consultations, Inc. The name was changed to China Energy Corporation on November 3, 2004. On November 30, 2004, the Company entered into a share exchange agreement with Inner Mongolia Tehong Coal & Power Group Co., Ltd. (“Coal Group”), and Inner Mongolia Zhunger Heat Power Co. Ltd. (“Heat Power”) and their respective shareholders. The transaction was accounted for as a reverse merger, a procedure that treats the transaction as though Coal Group had acquired the Company. Under the accounting for a reverse merger, the assets and liabilities of the Company, which were nil at the time, were recorded on the books of Coal Group, the continuing company, and the stockholders’ equity accounts of Coal Group were reorganized to reflect the shares issued in this transaction.

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

The Management and Control Agreements described below allow the WFOE to exercise control over, and derive all economic benefits from Coal Group and Heat Power. Previously, the operating businesses were controlled pursuant to a trust arrangement which was terminated as part of the restructuring described below.

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

Entrustment Agreement and Share Option Agreement: NinghuaXu, owner of 100% equity interests of Fortune Place, entered into an entrustment agreement with WenXiang Ding, the Chief Executive Officer, pursuant to which Mr. Ding was entrusted to manage the Operating Companies and related entities as provided in the agreement as the agent of Mr. Xu. The agreement also appoints Mr. Ding as the exclusive agent with respect to all matters concerning 100% of Mr. Xu’s equity interest in Fortune Place. In addition, Mr. Xu and Mr. Ding entered into a share option agreement pursuant to which Mr. Ding has the option to purchase all of the shares of Fortune Place from Mr. Xu upon the achievement of certain performance targets by the Operating Companies and related entities.

Revised Corporate Structure: As a result of the entry into the foregoing agreements, and the termination of the trust arrangements, the Company has a revised corporate structure which is set forth below:

Business

The Company’s business is made up of two segments: Coal Group and Heat Power.

Coal Group: Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Tehong Coal & Power Group Co. Ltd. Coal Group has mining rights to a coal mine in the Inner Mongolia District from which it produces coal. It also buys, sells, and transports coal, serving the Inner Mongolia District. Coal Group has the capacity to produce approximately up to 800,000 metric tons per year based on enhancement of production lines, which was completed in August of 2009.

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

2.           Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited consolidated interim financial statements of the Company as of August 31, 2011 and for three and nine month periods ended August 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2011.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2010.

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

Recently Issued Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) –Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a VIE, and require additional disclosures. The Company has assessed the terms contained in the Management and Control Agreements between the Company and Coal Group and Heat Power and determined that Coal Group and Heat Power are VIEs, and accordingly, are consolidated in these financial statements.

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

In April 2010, the FASB issued ASU No. 2010-13, `Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2010, the FASB issued ASU No. 2010-28, `When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, `Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard will not have any material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, `Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Foreign Currency Translations

Substantially all Company assets are located in the PRC. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The consolidated financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Consolidated statements of income and comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	August 31, 2011	November 30, 2010
Balance sheet items, except for common stock, preferred stock, additional paid-in capital, statutory reserves and retained earnings, as of period end	US$1=RMB 6.3778	US$1=RMB 6.6670

	For the three months ended August 31		For the nine months ended August 31
	2011	2010	2011	2010

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	US$1=RMB 6.4865	US$1=RMB 6.8669	US$1=RMB 6.5276	US$1=RMB 6.8161

Foreign currency translation adjustments of $1,131,199 and $136,970 for the three months ended August 31, 2011 and 2010, respectively, and $2,771,793 and $113,179 for the nine months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB could materially affect the Company’s financial condition in terms of US dollar reporting.

Cash and Cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowance where there is doubt as to the collectability of individual balances.  In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of August 31, 2011 and November 30, 2010, the balance of allowance for doubtful accounts were $11,249 and $54,747, respectively.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not make any inventory provision for the three and nine month periods ended August 31, 2011 and 2010.

Fixed Assets

Fixed Assets are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset. Depreciation is computed using the straight line method over the estimated useful lives of fixed assets, which is approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Costs of mine development, expansion of the capacity of or extending the life of the mine (“Mining Structures”) are capitalized and amortized using the units-of-production (“UOP”) method over the productive life of the mine based on proven and probable reserves. Mining Structures include the main and auxiliary mine shafts, underground tunnels, ramps, and other integrant mining infrastructure.

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes. Depreciation is computed using the straight line method over the estimated useful life of 45 years. The related rental income and expenses are included in non-operating income in the accompanying consolidated statements of income and other comprehensive income.

Mining Right

All land in China belongs to the government. To extract resources from land, the Company is required to obtain a mining right. The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November 2005. The price of the mining right, which represents the acquisition cost of the mine, was assessed in 2005 by the Bureau to be $3,656,731. The mine acquisition cost is payable in installments over a six year period from the date the mining right was granted. The mine acquisition cost is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.

Restricted Cash

Long-term restricted cash represents the bank deposits held as a guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earn an interest rate of 0.50%  and 0.36% per annum in the nine month period ended August 31, 2011 and fiscal year 2010, respectively, which such rate is determined by the PRC government.

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long- lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the three and nine month periods ended August 31, 2011 and 2010.

Recognition of Revenue

Revenues from sales of products are recognized when the products are delivered and the title is transferred, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is reasonably assured.

Revenues associated with sale of coal are recognized when the title to the goods has been passed to customers, which is the date when the goods are delivered to designated locations and accepted by the customers and the previously discussed requirements are met.

Heat Power supplies heat to users directly and supplies electricity through a government controlled intermediary. Revenue from sales of heat and electricity represents the amount of tariffs billed for heat and electricity generated and transmitted to the users and government controlled intermediary, respectively.

Resource Compensation Fees

In accordance with the relevant government regulations, a company that is engaged in the coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fee of $137,339 and $87,049 for the three months ended August 31, 2011 and 2010 respectively, and $334,729 and $210,889 for the nine months ended August 31, 2011 and 2010, respectively, which is included in cost of revenues in the consolidated statements of income and other comprehensive income.

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

Fair Value of Financial Instruments

FASB ASC 820, `Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that theCompany has the ability to access.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at August 31, 2011.

Notes receivable: Valued at the net realizable value which approximates the fair value.

The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting dates.

Income Taxes

Coal Group and Heat Power generate their income in the PRC where a Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. The Company, Coal Group and Heat Power do not conduct any operations in the U.S. and therefore, are not subject to U.S. taxes.

The Company accounts for income taxes in accordance with FASB ASC 740, `Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, `Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding `Accrual and Utilization of Coal Production Safety Expense” and `Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside a safety fund of 6 RMB per ton of raw coal mined, and 10.5 RMB per ton for a maintenance fund. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	August 31, 2011	November 30, 2010

Statutory surplus reserve and welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve	6,449,163	6,126,038
Total statutory reserves	$8,896,761	$8,573,636

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of income and other comprehensive income over the requisite service period.

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

All of the Company’s bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 94 million (equivalent to U.S. $14.7 million) and 99 million (equivalent to U.S. $15 million) as of August 31, 2011 and November 30, 2010, respectively, during the periods reported herein, there were no other transactions between the two segments.  There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company.  In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	Three Months Ended August 31,
		2011			2010
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$662,011	$46,324,632	$46,986,643	$618,589	$17,200,132	$17,818,721
Sales - government subsidies	2,498	-	2,498	3,333,539	-	3,333,539
Interest expense (income), net	303,110	454,004	757,114	197,737	408,805	606,542
Depreciation and depletion	838,557	629,833	1,468,390	555,351	355,975	911,326
Segment profit (loss)	(985,487)	9,288,889	8,303,402	261,150	4,037,745	4,298,895

	Nine Months Ended August 31,
		2011			2010
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$12,317,052	$88,822,809	$101,139,861	$8,094,206	$50,977,131	$59,071,337
Sales - government subsidies	393,532	-	393,532	3,333,539	-	3,333,539
Interest expense (income), net	682,457	1,024,361	1,706,818	374,892	1,002,651	1,377,543
Depreciation and depletion	2,905,915	1,569,602	4,475,517	1,914,246	1,105,313	3,019,559
Segment profit	(345,213)	18,273,270	17,928,057	859,765	11,865,888	12,725,653

	August 31, 2011			November 30, 2010
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	$61,400,947	$103,801,941	$165,202,888	$58,768,527	$44,548,003	$103,316,530
Construction in progress	2,082,017	18,031	2,100,048	1,880,691	38,398	1,919,089
Investment property, net	3,783,604	1,987,614	5,771,218	2,414,541	1,936,198	4,350,739

Reconciliation of the total segment profits to net income included in the consolidated financial statements is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010

Total segment profits	$8,303,402	$4,349,899	$17,928,057	$13,008,450
Unallocated corporate expenses	(141,541)	(51,004)	(1,614,683)	(282,797)
Net income	$8,161,861	$4,298,895	$16,313,374	$12,725,653

4.           Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the Coal Group were provided by stockholder loans.  Balances are detailed below:

	August 31, 2011	November 30, 2010

Ordos City YiYuan Investment Co., Ltd.(a)	$1,879,051	$1,743,288
Hangzhou Dayuan Group, Ltd. (a)	5,390,570	5,103,245
Inner Mongolia Duoyida Mining Co. Ltd. (a)	1,992,779	1,925,783
Total	$9,262,400	$8,772,316

(a)	Minority stockholder of Heat Power.

The stockholder loans are due on demand with interest as follows:

	August 31, 2011		November 30, 2010
	Balance	Interest rate	Balance	Interest rate
Stockholder loans – interest bearing	6,930,289	5.31%	6,629,669	5.31%
Interest payable	2,332,111		2,142,647
Total	$9,262,400		$8,772,316

5.           Lease obligations

The Company leases an office under an operating lease expiring December 31, 2011.  The minimum future annual rent payments under the lease as of August 31, 2011 are as follows:

Year Ending November 30,	Annual Amount
2011	23,519
2012	5,880
Total	$29,399

Rent expense charged to operations for the three months ended August 31, 2011 and 2010 was $31,773 and 22,007, respectively, and was $77,440 and $66,020 for the nine months then ended, respectively.

6.           Other payables

Included in other payables are advances from a family member of the Company’s Chairman totaling $783,969 and $749,963 as of August 31, 2011 and November 30, 2010, respectively.  Those advances are non-interest bearing and payable on demand.

7.           Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases.  At August 31, 2011 and November 30, 2010, advances amounted to $33,200,721 and $4,516,324, respectively.  There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

8.           Other receivables

Other receivables consist of the following:

	August 31, 2011	November 30, 2010

Loans to suppliers and other associated firms	$1,188,486	$938,819
Deposit funds to secure agreements	784	750
Employee expense advances	460,897	373,502
Government subsidies receivable	704,502	2,614,087
Heat network access fee receivable	258,450	164,709
Total	$2,613,119	$4,091,867

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through a family member of the Company’s Chairman totaling $752,227 and $722,751 as of August 31, 2011 and November 30, 2010, respectively.  Those advances are non-interest bearing and payable on demand.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances. In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor. The Company considers all other receivables at August 31, 2011 and November 30, 2010 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9.           Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:
	August 31, 2011	November 30, 2010
Buildings	$10,614,760	$10,191,194
Machinery & equipment	39,386,070	54,791,726
Automotive equipment	1,966,750	1,139,645
Office Equipment	1,375,346	1,228,767
Transferred assets(a)	19,392,398	-
Construction in progress	2,100,048	1,919,089
	74,835,372	69,270,421
Accumulated depreciation	(16,114,442)	(11,662,921)
Fixed assets, net	$58,720,930	$57,607,500

Depreciation expenses charged to operations for the three months ended August 31, 2011 and 2010 was $1,449,634 and $806,226, respectively, and was $4,085,127 and $2,698,988 for the nine months then ended, respectively.

Land use rights of $245,268 and $234,607 at August 31, 2011 and November 30, 2010, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

(a)	The real estate with equipment subject to a finance obligation as described in Note 12 under “Finance Obligation.”

10.         Notes Receivable

Certain loans were made for strategic purposes. Notes receivable, which were non-interest bearing, except as noted below, consist of the following. There were no notes receivable outstanding as of August 31, 2011,

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

11.         Short Term Bank Loans

The Company has bank loans collateralized by mining rights and the real estate properties and guaranteed by the Company’s CEO and a stockholder. Relevant terms of these bank loans are as follows:

	August 31, 2011	November 30, 2010
Bank loan due 4/22/11, with interest at 6.90% (a)	-	2,999,850
Bank loan due 7/27/11, with interest at 5.84% (b)	-	6,599,670
Bank loan due 1/17/12, with interest at 6.94% (b)	12,543,510	-
Bank loan due 1/17/12, with interest at 6.94% (c)	8,780,457	-
Bank loan due 7/28/12, with interest at 7.22% (b)	5,330,992	-
Total	$26,654,959	$9,599,520

At August 31, 2011 and November 30, 2010, the Company had a letter of intent with a bank to provide the Company an additional line of credit in the amount of RMB 30 million (US$4,566,697) and RMB 156 million (US$23,398,830), respectively.

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

Since Heat Power has an option to repurchase its Transferred Assets, Heat Power is considered to have “continuing involvement” pursuant to ASC 840-40, “Sales-Leaseback Transactions” (ASC 840-40). Accordingly, the lease did not qualify as a normal sale- leaseback transaction and is being accounted for under the financing method in which Heat Power reports the sales proceeds as a finance obligation, continues to report the Transferred Assets as its assets, and continues to depreciate the Transferred Assets. In addition, the lease payment, exclusive of the interest portion, decrease Heat Power’s liability with a portion of the lease payments being recognized under the interest method. The effective interest rate of this transaction is 6.70%.

Future payments of the finance obligation as of August 31, 2011 are as follows:

Year Ending	Annual
November 30,	Amount

2011	$557,428
2012	2,229,711
2013	2,229,711
2014	2,229,711
2015	2,229,711
Thereafter	1,114,857

10,591,129
Less: amount representing interest	1,583,390

Finance obligation	9,007,739
Less: current portion of finance obligation	1,667,673

Finance obligation, net of current portion	$7,340,066

Interest expense related to the finance obligation amounted to US$211,499 and $318,320 for the three and nine months ended August 31, 2011, respectively.  The refundable deposit is included in other long term assets in the consolidated balance sheets as of August 31, 2011. The costs related to the Contract of RMB 4,800,000 (US$752,611) are being amortized by the interest method over the life of the lease..

13.         Fair Value Measurement

The Company did not have any applicable assets measured at fair value at August 31, 2011.

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

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for notes receivable:

	Notes Receivable	Total

Balance, November 30, 2009	$7,913,100	$7,913,100
Purchases, sales, issuance and settlements (net)	6,765,999	6,765,999
Balance, November 30, 2010	14,679,099	14,679,099
Purchases, sales, issuance and settlements (net)	(14,679,099)	(14,679,099)
Balance, August 31, 2011	$-	$-

14.         Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government. The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for the purchase of coal used in providing heat. Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices. Government subsidies amounted to 2,498 and $3,333,539 for the three month periods ended August 31, 2011 and 2010, respectively and was $393,532 and $3,333,539 for the nine months then ended, respectively.

15.         Income Taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been provided or accrued. In the PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. The laws of PRC permit the carryforward of net operating losses for a period of five years. At November 30, 2010, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. There are no deferred tax assets or liabilities as of August 31, 2011 and November 30, 2010.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Three months ended August 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$2,914,546	25.0%
Tax effect of loss of subsidiaries	325,102	2.8%
Tax effect of eliminated intercompany profit (loss)	256,676	2.3%
As reported on the consolidated statements of income and other comprehensive income	$3,496,324	30.1%

Three months ended August 31, 2010	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,517,312	25.0%
Tax effect of eliminated intercompany profit (loss)	253,042	4.2%
As reported on the consolidated statements of income and other comprehensive income	$1,770,354	29.2%

Nine months ended August 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$5,971,788	25.0%
Tax effect of loss of subsidiaries	337,238	1.4%
Tax effect of eliminated intercompany profit (loss)	1,264,752	5.4%
As reported on the consolidated statements of income and other comprehensive income	$7,573,778	31.8%

Nine months ended August 31, 2010	Tax Provision	Rate of Tax

As calculated with statutory rate	$4,312,900	25.0%
Tax effect of eliminated intercompany profit (loss)	213,046	1.2%
As reported on the consolidated statements of income and other comprehensive income	$4,525,946	26.2%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” (“FIN 48”), as codified in ASC 740. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company does not have any accruals for uncertain tax positions as of August 31, 2011.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes US. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through August 31, 2011. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended November 30, 2002 to 2010 remain open to examination by tax authorities.

16.         Stock-Based Compensation

In 2008, the Company granted to its officers, directors and independent consultants options to purchase 4,500,000 shares of common stock at an exercise price at US$0.50. In 2010, the options had either expired or were cancelled.

On August 31, 2010, the Company granted to each of its three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.02 per share. The options vest over one year in equal, quarterly installments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2010, subject to their continued service as a director. The Board, or the Compensation Committee of the Board of Directors will determine if the performance conditions have been met.

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

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of income and the comprehensive income, was zero  and $65,234 for the three month periods ended August 31, 2011 and 2010, respectively and was $26,106 and $65,234 for the nine months then ended, respectively.

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30,2010	60,000	$2.02	10 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at August31, 2011	60,000	$2.02	10 years	-

Vested at August 31, 2011	60,000	$2.02	10 years	-

Exercisable at August 31,2011	60,000	$2.02	10 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three and nine month periods ended August 31, 2011 and 2010.

The Company entered into a Terms of Services and Release Agreement with the Company’s CEO, a consulting firm, and Fortune Place Holdings Limited (“Fortune Place”), a British Virgin Islands corporation. The Company’s CEO is the sole director of Fortune Place. Pursuant to the terms of the agreement, the consulting firm would be entitled to receive equity consideration of 1,800,000 restricted shares of the Company held by Fortune Place for consulting services rendered to the Company, contingent upon the completion of all of the consulting services enumerated in the agreement. The filing of the Company’s Form 10-Q for the first quarter of its fiscal year ended on November 30, 2011 represented the final item of the consulting services that the consulting firm was required to complete (“Completion Date”). As of the Completion Date, the fair value of shares transferred for the services rendered to the Company were valued at $1,386,000 and recorded as general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the three and nine months ended August 31, 2011. The fair value of the transferred shares has been shown as an increase to additional paid-in capital for the nine months ended August 31, 2011 in the accompanying consolidated statements of changes in stockholders’ equity.

The Company issued an aggregate of 60,000 share of common stock to an investor relations firm in consideration for consulting services rendered through the period ended on March 14, 2011.  The fair value of the stock was $121,800, which has been included in general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the nine months ended August 31, 2011.

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

China has enacted legislation which appears to restrict the ability of entities considered foreign to China, like the Company, to have ownership interest in operating companies located in China. The Company has taken steps to avoid any potential adverse impact of this legislation. (See Note 1)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005. The Company was also late in filing for the years ended November 30, 2007. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. The Company intends to file the delinquent returns and seek waivers of any penalties under the IRS 2011 Offshore Voluntary Disclosure Initiative. Under the Initiative, the IRS has indicated that it will not impose a penalty for the failure to file delinquent information returns (Form 5471) if there are no underreported tax liabilities and the information returns are filed by August 31, 2011. The Company is unable to determine the amount of any additional penalties if any that may be assessed at this time. Management is of the opinion that additional penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

Overview

Segments

We are structured as a holding company that controls our two PRC Operating Companies: Coal Group, which operates our coal segment, and Heat Power, which operates our heating and electricity service segment. Through Coal Group, we produce coal using the long wall method of mining at the Laiyegou coal mine located in the Dongsheng coal field in the Dongsheng district of Ordos City, Inner Mongolia.

Coal Group is the major revenue and profit driver of the Company. For the nine month period ended August 31, 2011 and 2010, Coal Group contributed 88% and 82% to our total revenue, respectively, with the balance attributable to Heat Power. For the three month period ended August 31, 2011 and 2010, Coal Group contributed 99% and 81% to our total revenue, respectively, with the balance attributable to Heat Power. While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

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

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.   During 2010, Heat Power increased its coverage area from 2,700,000 m2 to approximately 3,300,000 m2 due to the development of the Xuejiawan area.  For the nine month period ended August 31, 2011, we decreased electricity sales to approximately 89.4 million kWh, representing a 3% decrease as compared to the same nine month period in 2010.

Coal Sourcing

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

Recent Significant Changes

Through Coal Group, we produced and sold 352,230 and 806,439 tons of coal in the three and nine month periods ended August 31, 2011 respectively at our Laiyegou coal mine, representing a 64% and 35% increase, respectively, over the same periods in 2010. For the three and nine month periods ended August 31, 2011 we increased our coal trading volume by selling 603,981 tons and 985,824 tons of coal, representing a 319% and 98% increase, respectively, over the same periods in 2010. The significant increase in volume of coal produced and sold by Coal Group was mainly due to the permitted increase in the coal which can be produced and sold by the Company. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the forty-four major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia government. The Company believes that this is why it was permitted to produce and sell more coal than previously allowed. Our operating assets are expected to rise in line with the increase in our coal production expanding business (see below discussion in “Cash Flows”). If the current trend continues to enable to allow the Company to produce and sell more coal than originally planned, the number of expected years of coal production will corresponding decline.  We plan to leverage on the rich coal reserve in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

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

Results of Operations

Results of operations – Three month period ended August 31, 2011 Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three month period ended August 31, 2011 compared to August 31, 2010:

Coal Group	Three month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$46,324,632	99%	$17,200,132	81%
Cost of revenues	29,844,246	64%	9,387,975	44%
Gross Profit	$16,480,386	35%	$7,812,157	37%

Heat Power	Three month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$664,509	1%	$3,952,128	19%
Cost of revenues	1,456,587	3%	3,111,567	15%
Gross Profit	$(792,078)	(2)%	$840,561	4%

Coal Group

For the three month period ended August 31, 2011, revenues for Coal Group were $46,324,632 compared to $17,200,132 in the comparable three month period in 2010. The $29,124,500 increase was mainly due to the increase in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading of coal by 64% and 319%, respectively from the corresponding period in 2010.

Coal Trading	Three month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$27,377,611	58%	$7,551,347	36%
Cost of revenues	23,990,511	51%	5,894,313	28%
Gross Profit	$3,387,100	7%	$1,657,034	8%

Coal Production	Three month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$18,947,021	41%	$9,648,785	45%
Cost of revenues	5,853,735	13%	3,493,662	16%
Gross Profit	$13,093,286	28%	$6,155,123	29%

Coal Group produced approximately 352,230 metric tons of coal during the three month period ended August 31, 2011, compared to 215,000 metric tons in the comparable period in 2010. Volume of coal sold by our proprietary trading business was approximately 603,981 metric tons during the three month period ended August 31, 2011, compared to 144,000 metric tons in the comparable period in 2010. We currently anticipate that the annual production volume for fiscal year ending November 30, 2011 will increase from that of 2010.

Heat Power

For the three month period ended August 31, 2011, revenues for Heat Power were $664,509 compared to $3,952,128 in the comparable period in 2010.

For the three month period ended August 31, 2011, revenues generated by Heat Power from its electricity operations were $662,011 compared to $618,589 in the comparable period in 2010. Our revenue during the third quarter from our electricity operations was as follows:

Electricity Revenue for Quarter Ended August 31,

	Unit Price ($/kWh)		Units of power supplied (100kWh)		Revenue ($)
Period	2011	2010	2011	2010	2011	2010	Variance
June	$0.03	$0.03	4,720	10,954	$180,995	$282,480	$(101,485)
July	0.03	0.03	8,181	7,556	313,725	184,592	129,133
August	0.03	0.03	4,363	6,961	167,291	151,517	15,774

Total			17,264	25,471	$662,011	$618,589	$43,422

In the third quarter of 2010, we received one-off government subsidies of $3,333,539 in connection with providing heating at the reduced rates set by the government to ensure that the local residents can afford to make the payments. No such subsidies were received in current year.

As mentioned above, Heat Power provides heating from October 15th to April 15th of the next calendar year, with no sales from heating in the third fiscal quarter of each year. However, since we still have equipment and pipeline depreciation during this period of time, we suffered loss as a result. Gross margin for Heat Power is expected to be positive in quarters in which we provide heating.

Cost of Sales

For the three month period ended August 31, 2011, cost of sales increased by approximately $18,801,291 from the comparable period in 2010, as a result of changes in the following expenses:

	Three month period ended August 31,
	2011	2010	Variance
Coal & freight	$29,901,963	$10,048,091	$19,853,872
Heat resource rental	(1,416,563)	507,012	(1,923,575)
Depreciation & depletion	1,210,053	820,813	389,240
Operating supplies	881,081	399,265	481,816
Utilities	390,765	269,348	121,417
Salaries	293,919	259,262	34,657
Repairs	125,963	167,141	(41,178)
Other	(86,348)	28,610	(114,958)
Total	$31,300,833	$12,499,542	$18,801,291

For the three month period ended August 31, 2011 our overall gross margin was 33% compared with 41% in the 2010 comparable period. The decrease in gross margin was due to the lower gross margin from Heat Power as compared with the same period in 2010. In the third quarter of 2010, we received one-off government subsidies of $3,333,539 in connection with providing heating at the reduced rates set by the government to ensure that the local residents could afford to make the payments. However, we did not receive such subsidies in current year. This has resulted the decrease of the gross margin of the Heat Group from 4% to -2%. Furthermore, in order to expand our proprietary coal trading business, Coal Group purchased more coal from third parties during the three month period ended August 31, 2011, which were less profitable than coal purchased from Laiyegou coal mine in terms of gross margin and resulted in decrease of the gross margin of Coal Group from 37% to 35%.

Coal and freight. Coal and freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business and (iii) cost of coal consumed by Heat Power. The increase of these costs was mainly due to the increase in the volume of coal sold at Laiyegou coal mine and that sold by the proprietary trading business by 64% and 319%, respectively.

Heat resource rental. Normally, we accrue the heat resource rental fee during the heating season to match the cost against the associated  revenue and adjust such fees to reflect the actual cost as confirmed by the supplier after the end of heating season.  We over accrued the heat resource rental fee in the first six months of this year (2010-2011 heating season), and accordingly we had to adjust the cost in this quarter. Such adjustment will not have an impact to the cost on an annual basis.

Depreciation and depletion. The increase in depreciation and depletion was mainly due to the expanded heating supply coverage area and the corresponding construction of additional pipelines.

Operating supplies. The increase in operating supplies resulted from the increase of the volume of limestone used in Heat Power segment. We needed to mix raw coal with limestone to reduce sulfur emission. The volume of limestone used in Heat Power segment was increased in line with the growing heating area and prolonged heating season.

Selling Expenses

For the three month period ended August 31, 2011, selling expenses increased by $1,363,011 compared to the same period in 2010 because of the increase of transportation &storage expenses and sales taxes. For the three month period ended August 31, 2011 we increased our coal trading volume by selling 603,981 tons of coal, representing a 319% increase over the same period in 2010. Hence the aforesaid expenses increased in line.

	Three month period ended August 31,
	2011	2010	Variance
Transportation & Storage	$1,884,658	$882,101	$1,002,557
Sales tax and other expenses	590,485	283,025	307,460
Office	91,931	51,550	40,381
Salaries and welfares	58,188	47,154	11,034
Depreciation	6,447	4,868	1,579

Total	$2,631,709	$1,268,698	$1,363,011

General and Administrative Expenses

For the three month period ended August 31, 2011, general and administrative expenses increased by $133,417 as a result of changes in the following expenses:

	Three month period ended August 31,
	2011	2010	Variance
Professional and other fees	$224,119	$288,371	$(64,252)
Salaries and wages	258,571	218,576	39,995
Office	184,616	239,221	(54,605)
Travel	148,157	97,591	50,566
Depreciation	131,352	74,261	57,091
Repairs	16,032	7,738	8,294
Stock-based compensation	-	65,234	(65,234)
Other	187,243	25,681	161,562
Total	$1,150,090	$1,016,673	$133,417

No material changes were noted for general and administrative expenses.

Interest Expenses

For the three month periods ended August 31, 2011 and August 31, 2010, interest expenses amounted to $757,114 and $606,542, respectively.

Results of operations – Nine month period ended August 31, 2011

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the nine month period ended August 31, 2011 compared to August 31, 2010:

Coal Group	Nine month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$88,822,809	88%	$50,977,131	82%
Cost of revenues	54,375,846	54%	28,763,617	46%
Gross Profit	$34,446,963	34%	$22,213,514	36%

Heat Power	Nine month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$12,710,584	12%	$11,427,745	18%
Cost of revenues	12,851,876	13%	9,588,230	15%
Gross Profit	$(141,292)	(1)%	$1,839,515	3%

Coal Group

For the nine month period ended August 31, 2011, revenues for Coal Group were $88,822,809 compared to $50,977,131 in the comparable period in 2010. The $37,845,678 increase was mainly due to the increase in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading of coal by 35% and 98%, respectively from the corresponding period in 2010.

Coal Trading	Nine month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$49,780,937	49%	$25,652,538	41%
Cost of revenues	40,855,430	40%	19,669,641	31%
Gross Profit	$8,925,507	9%	$5,982,897	10%

Coal Production	Nine month period ended August 31,
	2011	% of total revenue	2010	% of total revenue
Revenues	$39,041,872	39%	$25,324,593	41%
Cost of revenues	13,520,416	14%	9,093,976	15%
Gross Profit	$25,521,456	25%	$16,230,617	26%

Coal Group produced approximately 806,439 metric tons of coal during the nine month period ended August 31, 2011, compared to 598,000 metric tons for the comparable period in 2010. Volume of coal sold by our proprietary trading business was approximately 985,824 metric tons during the nine month period ended August 31, 2011, compared to 497,000 metric tons for the comparable period in 2010. We currently anticipate that the annual production volume for the fiscal year ending November 30, 2011 will increase from that of 2010.

Heat Power

For the nine month period ended August 31, 2011, revenues for Heat Power were $12,710,584 compared to $11,427,745 in the comparable period in 2010.

For the nine month period ended August 31, 2011, revenues generated by Heat Power from its electricity operations were $3,099,907 compared to $2,765,414 in the comparable period in 2010.

For the nine month period ended August 31, 2011, revenues generated by Heat Power from its heating supply operations were $9,610,677 compared to $8,662,331in the comparable period in 2010. The $948,346 increase was due to (i) the increase of heating area to 3.3 million square meters since October 15, 2010 from 2.7 million square meters for the comparable period in 2010; (ii) the prolonged heating season due to cold weather, in respect of which we received additional heating revenue amounting to $1,241,272 that was recorded in this quarter; and, (iii) receipt of government subsidies amounting to $393,532 to compensate for lower regulated residential heat price and normal non-residential heat price. However, this increase was mitigated by the decrease of one-off government subsidies in connection with the provision of heating at the reduced rates set by the government in the third quarter of 2010, amounting to $3,333,539. No such subsidies were received in current year. The heating area increased due to the continued development of the XueJiaWan area. As there are currently plans to expand the number of residential units in the XueJiaWan area during 2011, we expect that the coverage area for Heating Power will increase at a corresponding rate to the rate of construction of the new units.

Cost of Sales

For the nine month period ended August 31, 2011, cost of sales increased by approximately $28,875,875 from the comparable period in 2010, as a result of changes in the following expenses:

	Nine month period ended August 31,
	2011	2010	Variance
Coal & freight	$56,496,521	$30,702,966	$25,793,555
Depreciation & depletion	3,922,769	2,755,965	1,166,804
Heat resource rental	2,955,220	1,932,181	1,023,039
Utilities	1,211,895	872,655	339,240
Operating supplies	1,182,301	690,508	491,793
Salaries	1,026,013	925,906	100,107
Repairs	211,439	252,906	-41,467
Others	221,564	218,760	2,804
Total	$67,227,722	$38,351,847	$28,875,875

For the nine month period ended August 31, 2011 our overall gross margin was 33% compared with 39% in the 2010 comparable period. The decrease in gross margin was due to the lower gross margin from Heat Power segment as compared to the same period in 2010. In the third quarter of 2010, we received one-off government subsidies of $3,333,539 in connection with providing heating at the reduced rates set by the government to ensure that the local residents can afford to make the payments. However, we did not receive such subsidies in current year. This has resulted in the decrease of the gross margin of the Heat Power from 3% to -1%. Furthermore, in order to expand our proprietary coal trading business, Coal Group purchased more coal from third parties during the nine month period ended August 31, 2011, which were less profitable than coal produced by Laiyegou coal mine in terms of gross margin and resulted in decrease of the gross margin of Coal Group from 36% to 34%.

Coal and freight. Coal and freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business; and, (iii) cost of coal consumed by Heat Power. The increase of these costs was mainly due to the increase in the volume of coal sold at Laiyegou coal mine and that sold by the proprietary trading business by 35% and 98%, respectively.

Heat resource rental. Our heat resource rental costs increased to higher levels because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we expanded our service coverage area from 2.7 million square meters to 3.3 million square meters. Unit price of steam was raised to US$2.28/Giga -joule from US$1.47/Giga-joule since October 15, 2010.

Depreciation and depletion. The increase in depreciation and depletion was mainly due to the expanded heating supply coverage area and the corresponding construction of additional pipelines.

Utilities. Utilities mainly represented the cost of electricity consumed by 32 heat transfer stations of Heat Power. Utility costs increased in line with the expanded heating supply area.

Operating supplies. The increase in operating supplies resulted from the increase of the volume of limestone used in our heating supply business. We needed to mix raw coal with limestone to reduce sulfur emissions. The volume of limestone used in heating supply business was increased in line with the growing heating area.

Selling Expenses

For the nine month period ended August 31, 2011, selling expenses increased by $ 1,736,532 as compared to the same period in 2010 because of the expanding proprietary coal trading business and production volume of Laiyegou coal mine in 2011.

	Nine month period ended August 31,
	2011	2010	Variance
Transportation & Storage	$3,432,309	$2,270,279	$1,162,030
Sales tax and other expenses	1,399,364	902,716	496,648
Office	210,463	196,043	14,420
Salaries and welfares	166,278	109,065	57,213
Depreciation	19,097	12,876	6,221
Total	$5,227,511	$3,490,979	$1,736,532

Transportation and Storage. The increase in transportation and storage expenses was mainly incurred in the proprietary coal trading business and expected to increase in line with the sales volume. Sales volume increase from 497,000 tons of coal to 985,824 tons of coal for the nine month period ended August 31, 2011, representing a 98% increase over the same period in 2010. Hence, transportation and storage expenses increased.

Sales tax and other expenses. Sales tax and other expenses increased on line with the sales volume increase. Through Coal Group, the volume of coal produced at Laiyegou coal mine and sold by the proprietary coal trading business increased by 35% and 98% during the nine month period ended August 31, 2011, respectively, as compared to the same period in 2010. As a result, sales tax and other expenses increased.

General and Administrative Expenses

For the nine month period ended August 31, 2011, general and administrative expenses increased by approximately $1,884,882 as a result of changes in the following expenses:

	Nine month period ended August 31,
	2011	2010	Variance
Professional and other fees	$806,983	$761,669	$45,314
Salaries and wages	787,207	603,345	183,862
Office	554,564	707,943	(153,379)
Depreciation	336,854	216,676	120,178
Travel	295,882	294,732	1,150
Repairs	61,881	43,284	18,597
Stock-based compensation	1,533,906	65,234	1,468,672
Other	256,124	55,636	200,488
Total	$4,633,401	$2,748,519	$1,884,882

Professional and other fees. The increase in professional and other fees was mainly due to (i) the increase of annual premium for Director & Officer Insurance by $300,000; and (ii) expenses spent on environmental protection program at the Laiyegou coal mine. Such program was required by the local authority.

Salaries and wages. The increase in salaries and wages was mainly due to (i) employee social welfare expenses borne by Heat Power which increased 20% according to the local government requirement from the beginning of 2011 and (ii) 24 months’ salary compensation to four employees at Laiyegou coal mine for termination of their employment contract in the second quarter of this year.

Office. We purchased renovation related articles for the office building at theLaiYeGou coal mine in 2010. Such expenses were one-time expenses.

Stock-based compensation. The increase in stock-based compensation was mainly due to transfer of 1,800,000 shares beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International Inc. (“Jessie”), and issuance of 60,000 new shares to Hayden Communication International (“HCI”), for consulting service and IR service provided by them for the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, share-based payments.

Interest Expenses

For the nine month periods ended August 31, 2011 and August 31, 2010, interest expenses amounted to $1,706,818 and $1,377,543, respectively. The interest expense increased because we borrowed more money from lenders.

Liquidity and Capital Resources

As of August 31, 2011 we had a working capital surplus of $15,033,246, compared with a working capital deficit of $21,723,598 as of November 30, 2010. The improvement of liquidity was mainly due to (i) the full repayment of notes receivable amounting to $14.7 million which was lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman; (ii) net income from the coal business in the nine months of 2011 amounting to 16.0 million; and (iii) proceeds from finance obligation amounting to $9.4 million.

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract”) with a leasing company covering its thermoelectric plants, heat transfer stations and machinery and equipment (“Transferred Assets”), having a gross value of $19.4 million. Pursuant to the Contract, Heat Power sold its Transferred Assets used for its operations to the leasing company for RMB 60,000,000 (US $9,261,260) in cash. Under the Contract, Heat Power leased back the Transferred Assets for a quarterly installment payment of $0.5 million until April 2016, when the Contract expires. The Contract is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets for a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of the Contract, Heat Power paid the leasing company a service fee of RMB $0.5 million and a refundable deposit of $1.4 million. The effective interest rate of this transaction is 6.70%. Interest expense related to the finance obligation amounted to $0.2 million and $0.3 million, respectively for the three and nine month periods ended August 31, 2011. The refundable deposit is included in other long term assets in the consolidated balance sheets as of August 31, 2011. The costs related to the Contract of $0.8 million are being amortized by the interest method over the life of the lease.

We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs.

Sources of Capital

If additional capital needed is in excess of our current capital resources, we will explore financing options such as stockholder loans Stockholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time. Existing stockholder loans are payable on demand and accrue interest of 5.31% per annum. The outstanding balance of our stockholder loans as of August 31, 2011 was $9,262,400.

The outstanding balances and interest rates of short-term bank loans at August 31, 2011, were as follows:

Bank name	From	To	Principal	Interest rate	Security
Agricultural Bank of China	January 18, 2011	January 17, 2012	$12,543,510	6.941%	Secured
Agricultural Bank of China	March 17, 2011	January 17, 2012	$8,780,457	6.941%	Secured
Agricultural Bank of China	July 29, 2011	July 28, 2012	$5,330,992	7.216%	Secured

Cash Flows

Operating Activities:

Our cash flows used in operating activities was $13,681,615 for the nine month period ended August 31, 2011 as compared to cash flows provided by operating activities at $1,014,283 for the nine month period ended August 31, 2010. The following summarizes the inflow and outflow of cash for these periods:

	Nine month period ended August 31,
	2011	2010
Net income	$16,313,374	$12,725,653
Depreciation and amortization	4,475,517	3,019,559
(Increase) in term deposit	-	(7,345,488)
(Increase) in restricted cash	(26,642)	(385,603)
(Increase) in accounts receivable	(5,308,874)	(3,803,690)
Decrease in other receivables	1,478,748	1,605,366
(Increase) in advance to suppliers	(28,231,613)	(637,916)
(Increase) in prepaid expense	(418,317)	-
(Increase)/decrease in inventories	(15,911,961)	738,387
(Increase) in other long term assets	(3,643,398)	(25,000)
Increase/(decrease) in deferred income	46,030	(50,763)
Increase in accounts payable	2,255,462	660,882
Increase/(decrease) in advances from customers	13,327,031	(4,709,338)
Increase in accrual liabilities and other payables	383,860	607,852
Other	1,579,168	(1,385,618)
Net cash (used in)/provided by operating activities	$(13,681,615)	$1,014,283

Accounts receivable. The increase in accounts receivable is mainly attributable to the increase in Coal Group’s receivables amounting to $5.0 million. Coal Group’s sales on account were outstanding less than one month. We subsequently collected the $5.0 million.

Other receivables. Other receivables decreased as we received government subsidies for supplying heat to residential units, which was recorded under other receivables.

Advance to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers. We expect a significant increase in our coal trading business volume in 2011.

Inventory. Inventory mainly consists of coal for trading purposes. We have received more railway transportation quota this year. Our coal trading business volume is expected to be increased from 700,000 metric tons in 2010 to more than 1,000,000 metric tons during 2011. In order to assure the stability of the coal trading business, we maintained a higher level of inventory as compared to the prior year.

Other long term assets: Other long term assets represent servicing fees and a refundable deposit paid by Heat Power for the Finance Leasing Contract entered into on March, 2011.

Accounts payable. To expand the proprietary coal trading business, we increased coal purchases from third party suppliers. The increase in accounts payable resulted from the purchase of coal and freight from these suppliers.

Advance from customers. Our sales policies require advances from customers. The increase in advances from customers is in line with the increase of our coal business for the nine months ended August 31, 2011.

Other. Other mainly consisted of non-cash, stock-based compensation amounting to $1.5 million. Such expenses were relating to Service Agreement entered into with Jessie International Inc. and Hayden Communication International, who provided consulting service and IR service to the Company.

Investing Activities:

Our cash flows provided by investing activities were $9,230,086 for the nine month period ended August 31, 2011 compared to net cash used in investing activities of $27,282,928 for the nine month period ended August 31, 2010. We have collected all the note receivables due from certain related parties who were affiliated with the Company through family members of the Company’s Chairman. These related party loans were intended to be used to increase our mining rights and reserves in Inner Mongolia.

Financing Activities:

Our cash flows provided by financing activities were $25,063,007 for the nine month period ended August 31, 2011 and $25,244,286 for the nine month period ended August 31, 2010.  The funds received were principally from short term bank lines on our sales leaseback financing transaction.

The outstanding balances and interest rate of shareholder loans at August 31, 2011, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,390,570	5.31%
Inner Mongolia Duoyida Mining Co., Ltd.	1,992,779	5.31%
Ordos City YiYuan Investment Co. Ltd.	1,879,051	5.31%
Total	$9,262,400	-

Material Commitments

We have commitments for the repayment of bank loans and shareholder loans as mentioned above. We have title to all our capital assets consisting of production equipment, automobiles, and office equipment. The total amount of such commitments is $35,917,359.

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

A.           Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. As a result of outstanding significant weaknesses in internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

B.           Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended August 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. During the quarter ended August 31, 2011, our management had internal training on corporate governance and U.S. GAAP reporting for our accounting department. We were also actively recruiting qualified personnel to strengthen our accounting team.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)           Exhibits

Exhibit No.	Document Description
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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION

Date: October 20, 2011

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director & Secretary

	By:	/s/ Alex Gong
Alex Gong
Chief Financial Officer