Form 10-K
period 2011-11-30
China Energy CORP
filed 2012-03-14
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2011.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

The aggregate market value of the 14,470,893 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $7,235,447 as of May 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.50 per share, as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 45,060,000 as of March 14, 2012.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	27
ITEM 1B.	UNRESOLVED STAFF COMMENTS	27
ITEM 2.	PROPERTIES	27
ITEM 3.	LEGAL PROCEEDINGS	28
ITEM 4.	MINE SAFETY DISCLOSURES	28

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	29
ITEM 6.	SELECTED FINANCIAL DATA	30
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	43
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	43
ITEM 9A.	CONTROLS AND PROCEDURES	43
ITEM 9B.	OTHER INFORMATION	45

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	44
ITEM 11.	EXECUTIVE COMPENSATION	48
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	50
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	51
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	53
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	54

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

Company Overview

We are producer and processor of raw coal and provider of heating and electricity services in the Inner Mongolia Autonomous Region of the PRC.  We also buy and sell coal as part of our expanding proprietary coal trading activities.  Our coal is produced out of the Laiyegou coal mine in the Dongsheng District of Ordos City and is primarily used for domestic heating, electrical generation, and coking purposes for steel production. Our heating and electricity services provide those requirements throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos. For the fiscal year ended November 30, 2011, approximately 88% of our revenues ($139.5 million) were derived from our coal segment and approximately 12% of our revenues ($18.8 million) were derived from our heating and electricity segment.

We are structured as a holding company that controls, through contractual arrangements, two operating companies: Inner Mongolia Tehong Coal & Power Group Co., Ltd. (“Coal Group”) which operates our coal mining segment and Inner Mongolia Zhunger Heat Power Co., Ltd. (“Heat Power”, and together  with Coal Group, the “Operating Companies”), which operates our heating and electricity services segment.

Our Strengths and Strategy

•	Coal Consumption in China has been steadily rising; Inner Mongolia has the largest verified coal reserves in China

According to the National Bureau of Statistics of China, consumption of coal has been increasing in China, growing at a 9.3% annual growth rate from 18.7 billion metric tons in 2004 to 34.8 billion metric tons in 2011.  According to the General Administration of Customs of China, demand for coal has been so strong in China that China’s coal imports have increased from 40.4 million and 130.0 million metric tons in 2008 and 2009 to 164.8 million and 182.4 million metric tons in 2010 and 2011. According to Inner Mongolia Autonomous Region Department of Land and Resource, Inner Mongolia has the largest verified coal reserves in China, amounting to 700 billion metric tons. According to Inner Mongolia Autonomous Region Bureau of Coal Industry, the region produced 979 million metric tons in 2011, representing growth of 25.1% as compared to 2010.

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

Because new and existing industrial facilities in Inner Mongolia can be placed relatively close to sources of coal, we believe that Inner Mongolia’s coal resources are a significant driver in the region for continued strong economic and industrial expansion. As with much of China, industrial expansion has led to a boom in construction, including new commercial developments and large apartment complexes as wealth among the population increases and more people move into cities. According to Bureau of Statistics of Inner Mongolia Autonomous Region, economic expansion within Inner Mongolia continues to proceed at a rapid pace with the nominal GDP of the region growing to RMB1,424.6 billion (US$220 billion) in 2011, a growth of 14.3% from 2010.  We believe that our expertise in the heat and power generation business will offer us continued opportunities for expansion opportunities for our energy services platform in Ordos, as well as in other areas of the region.

•	Significant Reserves and High Coal Quality

As of the end of fiscal 2011, recoverable reserves at our Laiyegou coal mine were approximately 7.1 million metric tons.  The coal produced has a high level of heat and electricity generation power, with an energy producing capability of 6,100 to 7,100 Kcal.  The coal produced at Laiyegou also contains low levels of potentially harmful particulate matter , such as sulphur, ash and phosphorus, thereby meeting the stringent environmental requirements set by the PRC central government and making the product more versatile because it can be used for more applications.

•	Superior, More Efficient and Safer Mining Technology

Through a two-year infrastructure improvement program, we made a significant capital investment of approximately $11 million in the Laiyegou mine to expand and improve our mining method by installing equipment for longwall mining, a more efficient and safer mining method than room and pillar mining, the traditional method of coal mining in China.  At Laiyegou, as a result of the installation of the longwall system, the coal recovery rate has increased from 40% to as high as 80%.  The national average recovery rate in China is 30% (Source: 2007 China Energy Development Report published by Chinese Academy of Social Sciences).

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

China’s coal industry traditionally has been fragmented among large, state-owned coal mines, local state-owned coal mines, and thousands of town and village coal mines.  The top four Chinese coal companies produce less than 20% of domestic coal, and the top eight produce less than 28%. (Source: China National Coal Association).  In other coal producing countries, those percentages are much higher. For example, the eight largest coal producers in US contributed to 58% of the country’s output. In India and Russia, the numbers are 77% and 95%, respectively.  (Source: Energy Information Association). Shenhua, the largest coal producer in the world, accounted for less than 7% of China’s coal production in 2010 (Source: China National Coal Association).  Even though smaller coal mines hold a sizeable portion of the market, many of them are inefficient, outdated and have poor safety records.  Chinese government policy currently encourages industry consolidation and greater investment in new technologies to improve production and safety.   In certain instances, the government also has required mines below a certain size threshold to close.  In Inner Mongolia, for example, all coal mines with an annual production of less than 300,000 metric tons have been required to cease operations since September 2005.  According to the Inner Mongolia Autonomous Region Bureau of Coal Industry, from 2000 to 2009, the number of coal mines fell from 2,000 to 501 as a result of consolidation and shut-downs.  In Shanxi province, from 2008 to 2009, the number of coal mines fell from 2,600 to 1,053.  We believe that this consolidation trend will lead to valuable, reasonably-priced acquisition opportunities for us in the marketplace.

•	Dynamic Coal Trading Platform

Each year the PRC government regulates the amount of coal we and other coal producers are able to sell by allocating space to coal mines in Inner Mongolia to ship their coal on rail cars to the port in Qinhuangdao, where regional users come to buy coal on the open market. In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then pay to have that coal delivered by rail from their mine to the Qinhuangdao port.  Our business of buying and selling coal on a proprietary basis expanded in 2011 as a result of our receipt of additional quota from the local railway bureau.  Our official confirmed quota increased from 660,000 metric tons in 2010 to 760,000 metric tons in 2011. In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  Due to the increased discretionary quota in 2011, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.   We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2012 will vary with market conditions and is depends on our ability to source commercially acceptable coal purchases and subsequent trades.

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

Exclusive Option Agreements.    Tehong Consulting entered into option agreements on November 30, 2010 with each of the Operating Companies, and each of the Registered Owners of the Operating Companies, pursuant to which Tehong Consulting has an exclusive option to purchase, or to designate another qualified person (s) to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in each of the Operating Companies owned by each of the Registered Owners of the Operating Companies.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest is RMB1.00 Yuan or the minimum amount required by PRC law or government practice. Each of the exclusive option agreements has a 10 year term, with renewal for an additional 10 years at the option of Tehong Consulting.

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

Majority Shareholder.   Fortune Place Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“Fortune Place”), owns 60% of our common stock.  Pursuant to a Share Transfer Agreement dated November 30, 2010 (the “Share Transfer Agreement”) between WenXiang Ding, our President and Chief Executive Officer, and the Ninghua Xu, the shareholder of Fortune Place, WenXiang Ding can purchase 100% of the equity interests of Fortune Place at certain prices that vary depending upon whether we achieve certain revenue targets.  See the section entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” below.  Ms. Xu has also entrusted control over the shares of our common stock held by Fortune Place to Wenxiang Ding pursuant to an entrustment agreement dated November 30, 2010 between her and WenXiang Ding. On August 22, 2011, Mr. Ding exercised an option to purchase 1/3 of the outstanding shares of Fortune Place Holdings Limited pursuant to such Share Transfer Agreement and thus became a shareholder of Fortune Place Holdings Limited.

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

On November 30, 2010, we consummated a corporate restructuring (the “Corporate Restructuring”).  The objective of the corporate restructuring was to (i) terminate the PPI trust arrangement pursuant to which we controlled the Operating Companies prior to the Corporate Restructuring, and (ii) control the Operating Companies on a going-forward basis through “variable interest entities” or VIEs, with the objective of mitigating any PRC regulatory risks that could potentially arise from our pre-Restructuring foreign ownership structure.  Pursuant to the Corporate Restructuring, we permitted formal registered ownership of Coal Group and Heat Power to be held by certain individuals and corporations domiciled in, or citizens of, the PRC and we caused Tehong Consulting, our indirect, wholly-owned PRC subsidiary to enter into the contractual arrangements with the Registered Owners of the Operating Companies pursuant to which Tehong Consulting exercises control over the Operating Companies, is the beneficiary of the economics of ownership of the Operating Companies, and holds contractual rights to acquire registered ownership of the Operating Companies (other than the equity interest of Heat Power held by Coal Group), to the extent possible under applicable PRC law.

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

The following table reflects the tonnage of coal produced by us and coal purchased from external sources by the Coal Group in the past 5 years:

Year	Tons Produced		Purchased from Third Parties**
2007	459,055		132,764
2008*	264,098	*	50,000
2009	453,430		154,584
2010	820,303		196,952
2011	1,080,833		935,976

___________________

*           Production levels dropped in 2008 due to the closing of the mine for three months to complete our mine expansion and also due to an additional shut down for two months mandated by the PRC government during the 2008 summer Olympics.

**         For the years 2007 to 2008 the amounts purchased from third parties represents coal purchased from a third party as part of our transportation quota trading as described below.

Coal Trading

Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producers’ mine to the Qinhuangdao port.  Prior to 2009, our coal trading activities consisted of transportation quota trading in which we purchased coal from one or more third party coal producers without sufficient rail space allocation to ship their coal, arranged and paid for the rail transportation of such coal, and then sold the coal back to the original coal producer at the port for a fixed profit.  In 2009, we were able to expand our coal trading business as a result of our receipt of increased quota from the local railway bureau.  Due to the increased quota, we were able to buy excess coal from other coal producers in Inner Mongolia, transport the coal from the other companies’ mines to be sold in the open market at the Qinhuangdao port.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our official confirmed quota increased from 500,000 metric tons in 2009 to 660,000 metric tons in 2010, and 760,000 metric tons in 2011.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau.  However, our ability to use any or all of our quota in 2012 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades. Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

The following table reflects the tonnage of coal resold by the coal trading segment in the past 5 years (the years prior to 2009 reflect the sales made from transportation quota trading):

Year	Sales Volume
2007	132,764
2008	51,313
2009	296,919
2010	702,876
2011	1,366,755

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

Our coal license permits us to produce up to 600,000 metric tons of coal on an annual basis.  Notwithstanding such license, the local PRC government has, since 2009, allowed us to produce up to approximately 800,000 metric tons of coal through 2010, and up to approximately 1 million metric tons of coal through 2011, on an annual basis.  Full production resumed in 2009 following the 2008 adjustments made to the facility.  The cost of the expansion and improvements was approximately $10 million and was financed through shareholder and bank loans.  The expansion included the installation of “longwall” mining equipment, the construction of wider laneways for access to the mine and from the mine to coal field, construction of seven work stations and emergency exits and improvements to the draught system.

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

As is shown below, the location intersects with national highways making access to the mine central to regional areas through No. 210 National Highway. The distance from Laiyegou to each of the following locations is as follows:

•	Dongsheng – 70km
•	Baotou City – 170km
•	Xuejiawan Town – 145km
•	Yulin City, Shaanxi Province – 215 km
•	Wuhai City – 370km

In addition, the BaoShen Railway crosses Dongsheng where Dongsheng Coalfield and Shenfu Coalfield are located. These mines are 35 km away from a railway collection station and therefore a convenient location where Coal Group is able to purchase raw materials and transport coal to customers.

Access to our property is monitored strictly by mine managers. Prior to entering the premises, mine managers assess condition and safety reports from the previous day and determine location and safety parameters for employees. Condition and safety reports are prepared on a daily basis and serve as a basis for permitting entry to the mine and locations where employees are assigned to work.

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

A survey of the district of Hongjingta was performed by No. 153 Exploration Team of Inner Mongolia Coalfield Geological Bureau in 2005, covering an area of 7,800 hectares (approximately 19,266 acres) (the “2005 Survey”). The Laiyegou coal mine included in the Hongjingta district is located at the Dongsheng Coalfield near Dongsheng City, southeast of Bianjia road, the administrative center of the prefectural region of Ordos in Inner Mongolia.  The Laiyegou mine represents approximately 3% of the total survey area (or 230.3 hectares; approximately 569 acres).

The 2005 Survey established that the Laiyegou mine has recoverable reserves (see definition below) of 11.34 million metric tons as of 2005.  Recoverable reserves represent coal that is, or can be, extracted from a coal bed during mining.  The recoverable reserves in the mine decreased gradually  from 2005 to approximately 7.1 million metric tons as of the end of 2011:

		Recoverable Reserves2
	Total Mine Lifetime Reserves1	2005	2011

Proven reserves3	21,160,000	9,527,000	5,966,360

Probable reserves3	4,930,000	1,817,000	1,137,910

Total reserves	26,090,000	11,344,000	7,104,270

 _________

(1) “Total Mine Lifetime Reserves” represent the aggregate amount of reserves at the mine site at the initiation of mining activity at the site prior to 2005, as set forth by the 2005 Survey. At the time of the 2005 Survey, 6,590,000 metric tons included in the  21,160,000 Total Mine Life Proven Reserves had already been extracted from the mine.

(2) “Recoverable Reserves” are that portion of proven and probable reserves adjusted downward for (i) reliability of recovery of probable reserves, (ii) non-minable reserves constituting permanent protective coal pillars (located at the rim of the mine and separating the coal mine from others) and laneway protective coal pillars (located within the coal mine and used for coal transportation and for the entry and exit of miners), and (iii) recovery rate (actual production volume, taking into account reserves lost in the ordinary course of the mining process).  As a result of the installation of the longwall mining equipment, our current recovery rate is approximately 80%.

(3) Proven and probable reserve figures for Total Mine Lifetime Reserves and 2005 recoverable reserves are derived from the 2005 Survey. The portions of the total recoverable reserves for 2011 shown as proven and probable represent management’s good faith estimates based on the actual extractions from the mine since 2005 and assuming the same proportion in 2011 between proven and probable reserves as reflected in the 2005 Survey results.

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

With the use of a longwall system, the amount of coal which is recovered in a given area increases from 40% to as much as 80%. The carefully planned longwall process has a positive influence on minimizing the effects of subsidence. Gradual or occasionally abrupt collapse of rock layers sometimes occurs between an underground mine and the surface. With the longwall operation, such ground movements are completed in a shorter period of time and the settling process occurs in a more uniform and predictable manner helping to minimize surface impacts. Our change to a longwall system has led to a significant increase in our efficiency and production.

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

Screening, Crushing and Loading Facilities

We use an automatic conveyor system to filter and divide the coal into powdered and lump coal.  We do not have crushing facilities.  We also do not have washing facilities and therefore do not incur losses of product from this process.  Our loading facilities consist of equipment leased from a contractor.  We require the use of four loaders with a capacity of 1.5 metric tons each.

Transportation Infrastructure

Customers who purchase coal from the Laiyegou coal mine provide their own transportation of goods from production to their desired location.  Coal sold as part of our trading activities, which is subject to the quota requirements, is transported at our expense using third party contractors.

Resources and Utilities

The source of water for the mine is ZhungerKeyuan Water Supply Co., Ltd., a public utility company owned by the government.  Electric power is sourced by Agricultural Supply Bureau and the Ordos Power Industry Bureau, both utilities owned by the government.

Pricing

The following are annual production volume and weighted average prices per ton received in the past five years:

Year	Tons Produced	Weighted Average Price

2007	459,055	$25

2008	264,098*	$33

2009	453,430	$37

2010	820,303	$44

2011	1,080,833	$53

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

Customers

The following table shows each of our customers who account for greater than 5% of sales of Coal Group:

Name	2011
	($ ‘000)%
Zhejiang Coal Resource Development Co., Ltd.	19,504	12.4%
Huadian Coal Industry Group Co., Ltd.	13,998	8.9%

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

Heat Power

Heat Power offers two distinct services to its Xuejiawan customers.  Heat Power supplies (i) heating and (ii) electricity to end users.  In 2003, the Zhunger local government transferred the operation and management of the Zhunger Banner Heating Supply Station and the heating supply station of Ordos Xinsha Real Estate Development Co., Ltd. to Heat Power.  The transfer station supplies heat to the entire Xuejiawan district. In order to have sufficient heating supply, in 2004 Heat Power began construction on a thermoelectric plant which was completed in September 2006. Heat Power also buys steam from third parties to ensure a stable and reliable heat supply as we increased our service coverage area.  In conjunction with the thermoelectric plant, Heat Power also owns and operates 32 heat transfer stations.  The transfer stations are located on property owned by the residential community.

Heat Power is a regulated utility company and meets the current regulatory requirements applicable to such Company. Heat Power supplies electricity to its customers through a government controlled intermediary, Inner Mongolia Electric Power Group Co., Ltd. (“Electric Power Group”) in accordance with the Purchase and Sale of Electricity Contract dated September 15, 2009.  Electric Power Group is also subject to regulated utility company rules and regulations consisting of compliance with safety and environmental standards. In addition, the prices that we charge are set by the local government. The government reviews the price of heating and electricity from time to time as market conditions change. We purchase coal from suppliers to fuel our boilers at market prices; therefore, we bear the risk that market prices for raw materials exceed the regulated prices paid by end users.  We expect to receive governmental subsidies from time to time to offset this risk.

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

In the Xuejiawan area, few families own a home boiler. Accordingly, Heat Power supplies heat through its closed pipeline system to residents that do not have a home heating system. Water is first heated in our thermoelectric plant using coal burning boilers and then piped directly to private dwellings, businesses and municipal facilities.  The water is then piped back to the thermoelectric plant with the process repeating again. The following diagram illustrates the heat supply pipeline system:

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

As part of our agreement with the Zhunger government, we constructed a new, more efficient thermoelectric plant, which became operational in September 2006, to serve Xuejiawan.  Our plant generates centralized heat and electricity supply of 10,400,000 MJ and 144 MW, respectively.  Heat Power supplies heat by sending steam through its closed pipeline system to customers who do not otherwise have a home or commercial heating system.  The plant also uses powdered coal as 95% of its raw material, which is regarded as environmentally friendly coal.

Heat Supply License

On July 29, 2003, Heat Power entered into an agreement with the Zhunger County government, pursuant to which the operation and management of the Zhunger Banner Heating Supply Station and the heating supply station of Ordos Xinsha Real Estate Development Co., Ltd. was transferred to Heat Power.  The agreement enables Heat Power to provide centralized heating service to the entire Xuejiawan area, including the Donghua and Yinze residential areas. The agreement is for an undetermined period of time provided that Heat Power maintains production capabilities and predetermined prices set by the Zhunger County government.  Heating requirements are supplied throughout the Xuejiawan area through underground pipelines. New pipelines are added as additional residential areas are added in the service coverage area.

Heating Pricing Regulated by local Pricing Bureau

The price charged to supply heating to end-users is regulated and controlled by  the Inner Mongolia Zhunger  Pricing Bureau, which means that the supplier of such heat may not be able to recoup increases in the cost of raw materials or expenses for an undetermined period of time until application to increase prices is approved. For example, the pricing structure for the Xuejiawan area as of  February 2012 is approximately as follows per square meter per month (excluding any applicable government subsidies):

Residential: $0.40

Non-residential: $0.67

These prices have been effective since the second quarter of 2009.

Thermoelectric Plant

Heat Power completed construction of a thermoelectric plant in December 2005 which was put into operation effective September 2006. The thermoelectric plant allows for a centralized heat and electricity supply in the area with 10,400,000 MJ and 144 MW, respectively, generated per year.

Heat Power has two distinct operations: it supplies steam heating directly to end users throughout the Xuejiawan district in Ordos City, Inner Mongolia, and it also supplies electricity through Electric Power Group.  Heat Power has also constructed additional heat transfer stations, totaling 32 as of November 30, 2011, to improve the efficiencies and reliability of the thermoelectric plant. Heat Power also buys steam from third parties to ensure a stable and reliable heat supply as we increased our service coverage area.

Heat Power requires approximately 170,000 metric tons of powdered coal per year to sustain current operations.

Supply of Powdered Coal

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

Heat Power also obtains its supply of powdered coal from other suppliers, with which it has no formal agreement. Suppliers are hesitant to enter into agreements for a fixed price as a result of the price of coal generally increasing.

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

Tax Exemption

The Ministry of Finance and National Tax Administration Bureau has granted Value Added Tax (“VAT”) exemptions for residential heat supply industries operating in certain Chinese provinces where VAT applicable on revenue will not be required to be remitted or withheld, respectively. The exemption is effective through December 31, 2015. Therefore, we will continue to enjoy the tax exemption benefit through December 31, 2015.

Employees

As of November 30, 2011, Heat Power employs approximately 210 full-time employees and 90 part-time employees, while Coal Group employs 100 full-time employees and subcontracts approximately 150 laborers from a third-party provider. All of the Company’s employees are employed by the Company’s subsidiaries.  Management believes that relations with its employees are good.

Research and Development

We do not devote significant resources to research and development.

Intellectual Property

We do not have any trademarks on our trade name or logo or patents on our products or production processes.

Insurance

The Coal Group maintains insurance to cover work-related injuries to our employees as per government regulations and damage to our vehicles in amounts customary to the industry.   Heat Power maintains insurance to cover damage to our vehicles and machinery in amounts customary to the industry. We also maintain director and officer liability insurance.

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

According to the Coal Law, entities seeking to establish mining enterprises must apply to the relevant government office and obtain all necessary approvals. Upon obtaining such approvals, the entities concerned will be granted an Exploitation License from the Ministry of Land and Resources. Thereafter, an entity must obtain a coal production permit and a coal operation permit and other related quality permits in order to commence coal production and sell coal products in the PRC. The PRC government is in the process of amending the Coal Law, in response to concerns over the lack of a well-coordinated development plan for mining, which contributed to a significant amount of waste of valuable coal resources. The lack of effective penalty provisions or the lenient enforcement of existing provisions in the Coal Law has been cited as another important reason for the current rulemaking effort.

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

We are principally subject to governmental supervision and regulation by the following agencies of the PRC government:

•	the State Council, which is the highest level of the executive branch, is responsible for the examination and approval of major investment projects specified in the 2004 Catalogue of Investment Projects released by the PRC Government;

•	the National Development and Reform Commission (“NDRC”) and its local counterparts, which formulate and implement major policies concerning China’s economic and social development, examine and approve investment projects exceeding certain capital expenditure amounts or in specified industry sectors, including examination and approval of foreign investment projects, oversees reform of state-owned enterprises and formulates industrial policies and investment guidelines for the natural resource industries, such as coal production. In addition, the NDRC administers coal export activities and export quotas jointly with the Ministry of Commerce. The NDRC is also responsible for the evaluation and implementation of the price-linking mechanism between the prices of coal and power;

•	the Ministry of Land and Resources (“MLR”) and its local counterparts, which have the authority to grant land use licenses and mining right permits, approves transfer and lease of mining rights, and reviews mining rights premium and reserve valuation;

•	the State Administration of Coal Mine Safety (“SACMS”), which is responsible for the implementation and supervision of the relevant safety laws and regulations applicable to coal mines and coal mining operations;

•	the State Environmental Protection Administration of China (“SEPA”) and its local counterparts, which supervise and control environmental protection and monitors China’s environmental system at the national level; and

•	the Ministry of Construction (“MOC”) and its local counterparts, which are responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines.

The following is a brief summary of the principal laws, regulations, policies and administrative directives to which we are subject.

Pricing

Until 2002, the production and pricing of coal was largely subject to close control and supervision by the PRC government, which centrally manages the production and pricing of coal. Previously, the price of coal was determined based on a government-devised pricing guideline which set out the suggested prices for coal. However, to effectuate the transformation from planned economy to market economy practices, from January 1, 2002 China eliminated the state guidance price for coal and allowed prices for all types of coal to be determined in accordance with market demand. However, as the PRC government continues to maintain control over the national railway system, which is the primary means for coal transportation in China, the PRC government still may exert influence over the pricing of coal through its allocation of railway transportation capacity for coal.  The local PRC government increased our annual quota from 660,000 metric tons in 2010, and 760,000 metric tons in 2011.

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

On December 18, 2006, the National Development and Reform Committee issued the Notice Relating to the Good Preparation for Inter Provincial Coal Production Transportation Works (FaGai Yun Xing (2006) (No. 2867). According to the notice, in 2007, policies were required to be implemented to encourage the reform of the market system for determining coal prices by allowing parties to determine prices through discussions in accordance with market demand, and to encourage price determination based on quality. On December 27, 2006, the relevant government departments and units, such as the National Development and Reform Committee for railway operations, and the Transportation Department, convened a 2007 coal industry video and telephone conference. This symbolized the end of the Annual National Coal Trading Convention that has been in place for over 50 years. Under the State’s macroeconomic controls, the new mechanism for enterprises to freely determine prices through negotiations was put in place.

On December 6, 2010, the NDRC issued a notice asking certain coal mining companies in China to maintain 2010 prices as a means to ensure sufficient supplies of electricity during 2011.  We do not believe that the requirement will have a material impact on us, as spot coal market sellers such as China Energy were not included in the directive.

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in the Inner Mongolia Autonomous Region, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to Laiyegou at November 30, 2011 are as follows:

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

Domestic Trading of Coal

Pursuant to the Measures for the Regulation of Coal Operations promulgated by the NDRC on December 27, 2004, the state implemented a system to examine coal operation qualifications in respect of coal operations, including the wholesale and retail sale of raw coal and processed coal products, and the processing and distribution of coal for civilian use. Before an enterprise can engage in coal operations, it must obtain a coal operation qualification certificate. A coal production enterprise that deals in coal products which it did not itself produce and process is required to obtain coal operation qualifications. The enterprise is also prohibited from dealing in coal products produced and/or processed by a coal mine enterprise that does not have a coal production permit. An enterprise is also prohibited from selling coal products to a coal operation enterprise that does not have coal operation qualifications.  Our Coal Operation License expires on April 30, 2013.

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

The Measures for Implementing Work Safety Permits in Coal Mine Enterprises

The State Administration of Work Safety and the SACMS issued “The Measures for Implementing Work Safety Permits in Coal Mine Enterprises,” which came into effect on May 17, 2004. Pursuant to this document, a coal mine enterprise without a work safety permit may not engage in coal production activities. Coal mining enterprises and their mines that do not satisfy the safety conditions set forth in this document, or those that violate the provisions of this document, will be punished accordingly.  Our Safety Production License was originally granted on January 19, 2010 and expired on January 19, 2012. We have obtained a renewal of such license which is effective through January 19, 2014.

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

Circular on the Opinions of Further Strengthening the Works of Shutting Down  Coal Mines by State Administration of Work Safety and other relevant governmental authorities

The Circular on the Opinions of Further Strengthening the Works of Shutting Down Coal Mines went into effect on September 28, 2006. This regulation set forth 16 standards by which small coal mines would be shut down, including but not limited to the annual coal production capacity of 30,000 tons or less, as well as those coal mines without proper licenses or permits. The objective of the regulation is to reduce both the high rate of accidents and pollution in the PRC coal mining industry.  The regulation specifies that the Central Government will support the development of large coal mining operations, defined as having annual coal production capacity of 300,000 metric tons or more in Shanxi Province, Shaanxi Province, and Inner Mongolia, of 150,000 metric tons or more in Gansu Province, Qinghai Province and six other regions, and of 90,000 metric tons or more in Southwest and Midwest region. The work of shutting down small coal mines is a joint effort by several governmental authorities, including National Development and Reform Commission and the Ministry of Land and Resources.

National Development and Reform Committee issued Guidance Relating to Better Performance Coal Production Transportation Works

On December 14, 2009, the National Development and Reform Committee issued Guidance Relating to Better Performance Coal Production Transportation Works (FaGai Yun Xing (2009) No. 3178). Pursuant to which the railway bureau is encouraged to link up and cooperate with the coal mine operating entity for the railway capacity and transportation relationship.  It is also required that the railway capacity shall be increased across the provinces and coals from Shan Xi, Inner Mongolia and Shan‘xi are encouraged to be transported out of the provinces or autonomous regions.  In addition, newly increased railway capacity shall be strengthened for the transportation of coals used for electricity and the supplying and demanding enterprises shall enter into contracts based on the allocation intention framework of the railway capacities.  The Guidance further promotes the price formation mechanism and encourages a marketing price mechanism and certain conditional competition, which requires that the coal price shall be determined by quality and shall reflect marketing demand and supply.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High ($)	Low ($)
Fiscal Year Ended November 30, 2010
First Quarter (December 1, 2009–February 28, 2010)	0.95	0.66
Second Quarter (March 1, 2010–May 31, 2010)	4.12	0.75
Third Quarter (June 1, 2010–August 31, 2010)	2.30	1.20
Fourth Quarter (September 1, 2010–November 30, 2010)	2.20	1.15

Fiscal Year Ended November 30, 2011
First Quarter (December 1, 2010–February 28, 2011)	1.91	1.31
Second Quarter (March 1, 2011–May 31, 2011)	1.32	0.416
Third Quarter (June 1, 2011–August 31, 2011)	0.55	0.652
Fourth Quarter (September 1, 2011–November 30, 2011)	0.46	0.25

Fiscal Year Ended November 30, 2012
First Quarter (December 1, 2011–February 29, 2012)	0.36	0.25

Holders

As of March 14, 2012, there were 318 holders of record of our common stock, although we believe the number of beneficial holders is substantially greater. The transfer agent for our common stock is QuickSilver Stock Transfer, LLC.  The transfer agent’s contact information is 6623 Las Vegas Blvd. South, Las Vegas, NV 89119.  The transfer agent’s telephone number is +1 (702) 629-1883.

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

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of November 30, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders 1	85,000	1.54	0

Total	85,000	1.54	0

1Included in this category are 85,000 shares of common stock of the Company issuable upon the exercise of outstanding stock options for our independent directors as of November 30, 2011. All those options outstanding for our independent directors have fully vested with an expiration period of ten years from the date of grant.

Unregistered Sales of Equity Securities

The Company has not had any sales of unregistered securities within the last three years.

Issuer Purchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of fiscal 2011.

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

Coal Group is the major revenue and profit driver of the Company. For the fiscal year ended November 30, 2011 and 2010, Coal Group contributed 88% and 81% of our total revenue, respectively, with the balance attributable to Heat Power.  While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

Through Coal Group, we produced and sold 1,080,833 metric tons of coal in 2011 at our Laiyegou coal mine, representing a 32% increase over 2010 and we also increased our coal trading volume by selling 1,366,755 metric tons of coal in 2011, representing a 94% increase over 2010. Going forward, we plan to leverage on the rich coal reserve in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to  increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

In addition to directly selling coal from our mine location, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producer’s mine to the Qinhuangdao port.   The source of the coal sold by our trading business is either from the Laiyegou coal mine or from other local coal producers.  Our business of buying and re-selling coal expanded in 2011 as a result of our receipt of additional quota from the local railway bureau.  Due to the increased quota, we were able to sell more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our official confirmed quota increased from 660,000 metric tons in 2010 to 760,000 metric tons in 2011.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2012 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent sales.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2011, Heat Power increased its coverage area from 3,300,000 m2 to 4,000,000 m2 due to the  development of the Xuejiawan area.  We maintained the same level of electricity sales in 2011 of approximately 1,148 million k Wh. which we experienced in 2010.

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

Results of Operations

Fiscal Year Ended November 30, 2011 Compared to the Fiscal Year Ended November 30, 2010

Revenues

Coal Group

Coal Group	2011	% Total Revenues	2010	% Total Revenues
Revenues	$138,857,447	88%	$70,951,123	81%
Cost of Revenues	87,926,121	55%	39,930,436	45%
Gross Profit	$50,931,326	33%	$31,020,687	36%

Revenues for Coal Group were $138,857,447 in 2011 compared to $70,951,123 in 2010. The $67,906,324, or 96%, of increase was as a result of a permission granted by local government to increase the coal volume which is allowed to be produced and sold by the Company during 2011. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the 44 major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia Government. The Company believes that this governmental decision to promote the Company is the reason behind the Company being permitted to produce and sell more coal than previously allowed. We produced and sold 1,080,833 metric tons of coal in 2011 compared to 820,303 metric tons of coal in 2010.  In addition, our coal production revenues increased because the weighted average price received per ton increased from $44 in 2010 to $53 in 2011.   We also increased our proprietary coal trading volume by selling 1,366,755 metric tons of coal in 2011, as compared to 702,876 tons of coal in 2010.  The decrease in our overall gross profit margin was primarily attributable to the fact that Coal Group purchased more coal from third parties for its coal trading business during the second half year of 2011, which purchases were less profitable than coal purchased from Laiyegou coal mine in terms of gross margin.

The following is a breakdown of the revenues for the Coal Group for the years ended November 30, 2011 and November 30, 2010:

Coal Trading	2011	% Total Revenues	2010	% Total Revenues
Revenues	$81,342,144	52%	$34,672,760	40%
Cost of revenues	69,630,834	44%	27,132,734	31%
Gross Profit	$11,711,310	8%	$7,540,026	9%

Coal Production	2011	% Total Revenues	2010	% Total Revenues
Revenues	$57,515,303	36%	$36,278,363	41%
Cost of revenues	18,295,287	11%	12,797,702	14%
Gross Profit	$39,220,016	25%	$23,480,661	27%

 The following is a breakdown of the revenues for Heat Power for the years ended November 30, 2011 and November 30, 2010:

Heat Power	2011	% Total Revenues	2010	% Total Revenues
Revenues	$18,828,607	12%	$17,094,152	19%
Cost of revenues	17,007,589	11%	14,187,683	16%
Gross Profit	$1,821,018	1%	$2,906,469	3%

Heat Power has two distinct operations: it supplies heating directly to end users throughout the Xuejiawan district in Ordos City, Inner Mongolia, and it also supplies electricity through Electric Power Group.  Revenues generated by Heat Power were $18,828,607 in 2011 compared to $17,094,152 in 2010. The $1,734,455 or 10% increase was a result of an increase in sales volume due to an over 20% increase in the coverage area of Heat Power’s operations.

We also received government subsidies of $1,060,309 in 2011 compared to $5,511,922 in 2010, to compensate for lower government regulated heat prices and market-driven cost of coal used in providing heat. This decrease was mainly attributable to the fact that we received an additional one-off government subsidy in 2010, amounting to $3,333,539. No such subsidies were received in 2011.

The following table describes the type of customer and identifies the units of measurement that are associated with the revenues that are reported by Heat Power.

Heating Revenue

	Unit Price ($/sq meter month)		Area (‘000 sq meter range)		Revenue ($)
User	2011	2010	2011	2010	2011	2010	Variance

Residential	0.40	0.38	2,590/2,133	2,018/2,133	6,634,294	4,839,224	1,795,070
Non-residential	0.67	0.64	1,426/1,178	708/1,178	6,795,905	2,858,414	3,937,491

Total					13,430,199	7,697,638	5,732,561

The following table compares the quarterly revenue stream from the Electric Power Group and the units of measurement that are associated with the revenues for such periods.

Electricity Revenue

	Unit Price ($/ k Wh)		Units of power supplied (1000 k Wh)		Revenue ($)
Period	2011	2010	2011	2010	2011	2010	Variance
Q1	0.03	0.03	35,139	30,600	1,174,129	988,074	186,055
Q2	0.04	0.03	36,962	36,170	1,263,767	1,158,751	105,016
Q3	0.04	0.03	17,265	25,471	662,012	618,588	43,424
Q4	0.04	0.03	25,422	28,421	1,238,191	1,119,179	119,012

Total			114,788	120,662	4,338,099	3,884,592	453,507

Cost of Revenues

Details of the cost of revenues for the years 2011 and 2010 are as follows:

	2011	2010	Variance
Coal and freight	$90,234,807	$43,668,259	$46,566,548
Depreciation and amortization	5,471,679	4,064,506	1,407,173
Heat resource rental	3,755,252	2,750,445	1,004,807
Operating supplies	1,661,594	912,705	748,889
Utilities	1,498,485	920,603	577,882
Salaries and benefits	1,421,505	1,214,218	207,287
Repairs	439,531	304,333	135,198
Others	450,857	283,050	167,807

Total	$104,933,710	$54,118,119	$50,815,591

Coal & freight: Our cost of coal increased principally as a result of increased coal purchases in connection with our trading business.

Depreciation & amortization: Increase in depreciation and amortization was in line with the expanded heat supply area. We constructed more pipelines to supply heat to these areas. Increase in depreciation & amortization was also attributable to the increase of production volume in our Laiyegou coal mine.

Heat resource rental: Our heat resource rental costs increased to higher levels because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we expanded our service coverage area. Our service coverage area has been expanded from 2.7 million square meters in 2009-2010 heat season to 3.3 million square meters in 2010-2011 heat season, and to 4.0 million square meters in 2011-2012 heat season.

Operating supplies. The increase in operating supplies resulted from the increase of the volume of limestone used in our heating supply business. We needed to mix raw coal with limestone to reduce sulfur emissions. The volume of limestone used in heating supply business was increased in line with the growing heating area.

Utilities. Utilities mainly represented the cost of electricity consumed by 32 heat transfer stations of Heat Power. Increase in utility costs was in line with the expanded heating supply area.

Salaries and benefits: Salaries increased as a result of the hiring of new personnel at Heat Power. Headcount of employees of Heat Power has been increased from 270 to 300.

Selling expenses

For the year ended November 30, 2011, selling expenses increase by approximately $1,679,581 as compared to 2010. This was mainly due to the increase of transportation and storage costs as we expanded our proprietary coal trading business in 2011.  Selling expenses are expected to increase in line with trading volume.

	2011	2010	Variance
Transportation & storage	$4,366,273	$3,738,736	$627,537
Sales tax and other expenses	2,169,241	1,323,432	845,809
Office	388,307	259,538	128,769
Salaries and benefits	239,188	168,916	70,272
Depreciation	26,254	19,060	7,194

Total	$ 7,189,263	$5,509,682	$ 1,679,581

General and Administrative Expenses

Details of the general and administrative expenses of the years 2011 and 2010 are as follows:

	2011	2010	Variance
Professional and other fees	$1,195,771	$1,039,866	$155,905
Salaries and welfares	1,054,906	797,840	257,066
Office	971,734	946,378	25,356
Depreciation	485,609	290,822	194,787
Travel	439,086	393,775	45,311
Tax	173,493	162,913	10,580
Repairs	125,182	89,691	35,491
Allowance for doubtful accounts	(45,199)	(67,800)	22,601
Stock based payment	1,563,117	99,202	1,463,915
Other	27,673	63,774	(36,101)

Total Expenses	$5,991,372	$3,816,461	$2,174,911

Professional and other fees. Fees were paid principally to various professionals, including financial advisors, attorneys and accountants.  These expenses increased in the fiscal year ended November 30, 2011 because we purchased D&O insurance for our directors and officers in this year.

Salaries and benefits: The increase in salaries and wages was mainly attributable to the facts that (i) employee social welfare expenses borne by Heat Power increased by 20% to meet the local government requirement from the beginning of 2011; and (ii) 24 months’ salary compensation was made to four employees at Laiyegou coal mine for termination of their employment contracts in the second quarter of 2011.

Depreciation.   These expenses increased in the fiscal year ended November 30, 2011 as the Company bought new vehicles and office equipment to adapt to the expanded coal trading business.

Stock-based payment. The increase in stock-based compensation was mainly due to the transfer of 1,800,000 shares of common stock beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International for certain consulting services rendered by Jessie and its affiliates (“Jessie”) to the Company, and the issuance of 60,000 shares of common stock to Hayden Communication International (“HCI”), for consulting service and investor relations service provided by them for the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, share-based payments.

Non-Operating Income and Expenses

Non-operating income increased to $1,669,053 in 2011 from $1,056,502 in 2010 as a result of increase in deferred revenue recognized in 2011. Deferred revenue relates to the construction of pipeline, and it increased in line with the expansion of pipeline in recent years. Non-operating expenses increased slightly from $206,387 in 2010 to $281,440 in 2011.

Liquidity and Capital Resources

As of November 30, 2011 we had a working capital surplus of approximately $23,522,306, compared with a working capital deficit of $21,723,598 as of November 30, 2010. The improvement of liquidity was mainly due to (i) the full repayment of notes receivable amounting to $14.7 million which was lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman; and (ii) net proceeds from short-term bank loans and finance obligation amounting to $25.8 million.

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract”) with a leasing company covering its thermoelectric plants, heat transfer stations and machinery and equipment (“Transferred Assets”), having a gross value of approximately $19.4 million. Pursuant to the Contract, Heat Power sold its Transferred Assets used for its operations to the leasing company for RMB 60,000,000 (US $9,261,260) in cash. Under the Contract, Heat Power leased back the Transferred Assets for a quarterly installment payment of approximately $0.5 million until April 2016, when the Contract expires. The Contract is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may repurchase the Transferred Assets for a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of the Contract, Heat Power paid the leasing company a service fee of approximately $0.5 million and a refundable deposit of $1.4 million. The effective interest rate of this transaction is 6.70%. Interest expense related to the finance obligation amounted to $0.2 million and $0.5 million, respectively for the three and twelve month periods ended November 30, 2011. The refundable deposit is included in other long term assets in the consolidated balance sheets as of November 30, 2011. The costs related to the Contract of $0.8 million are being amortized by the interest method over the life of the lease.

We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits for the next twelve months and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs for the next twelve months.

Sources of Capital

If additional capital is needed is in excess of our current capital resources, we will explore financing options such as shareholder loans.  Shareholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time.  Existing shareholder loans are payable on demand and accrue interest of 5.31% per annum. The outstanding balance of our shareholder loans as of November 30, 2011 was $9,452,712.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at November 30, 2011, were as follows:

Bank name	From	To	Principal	Interest rate	Security
Agricultural Bank of China	January 18, 2011	January 17, 2012	$12,546,068 (1)	6.941%	Secured
Agricultural Bank of China	January 18, 2011	January 17, 2012	$8,782,247 (2)	6.941%	Secured
Agricultural Bank of China	July 29, 2011	July 28, 2012	$7,809,927	7.216%	Secured

(1) This bank loan was fully repaid in December 2011.

(2) This bank loan was fully repaid in January 2012.

Cash Flows

Operating Activities:

Our cash flows used in operating activities was $1,534,023 for the year ended November 30, 2011 as compared to $17,713,296 of cash flows provided by operating activities for the year ended November 30, 2010. The following summarizes the inflow and outflow of cash for these periods:

	Year Ended November 30,
	2011	2010
Net income	$27,635,227	$17,595,160
Depreciation and amortization	6,318,473	4,488,539
(Increase) in restricted cash	(27,494)	(396,150)
(Increase) in accounts receivable	(11,573,458)	(1,081,235)
(Increase) decrease in other receivables	(20,470,669)	355,405
(Increase) in prepaid expenses	(323,072)	-
(Increase) in advances to suppliers	(22,156,375)	(1,805,486)
(Increase) decrease in inventory	(6,848,040)	2,325,860
(Increase) in other long term assets	-	(190,735)
Increase in deferred income	1,642,466	1,448,930
Increase (decrease) in accounts payable	6,915,326	(215,291)
Increase(decrease) in advance from customers	5,043,073	(6,846,339)
Increase in accrued liabilities and other payables	10,526,841	1,767,486
Others	1,783,679	267,152
Net cash (used in ) provided by operating activities	$(1,534,023)	$17,713,296

Accounts receivable. For the year ended November 30, 2011, we increased our coal trading volume by selling 1,366,755 metric tons of coal, representing a 94% increase over the same period in 2010. The significant increase in volume of coal produced and sold by Coal Group was mainly due to the permitted increase in the coal which was allowed to be produced and sold by the Company. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the 44 major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia government. The Company believes that this decision to promote the Company is the reason behind the Company being permitted to produce and sell more coal than previously allowed. Our operating assets, especially receivables due from customers, increased in line with the increase in our coal trading business during 2011. The increase in accounts receivable is also attributable to an increase in Heat Power’s user fees made on account and not from an extension of time for accounts receivable from prior periods. The current heating season is from October 15, 2011 to April 15, 2012; however, user fees will be collected after the end of current heating season. Our heat service coverage area was increased from approximately 3.3 million square meters to 4.0 million square meters.

Other receivables. The increase in other receivables was mainly due to reimbursements due from various real estate development companies for the cost of constructing pipelines to connect to rural areas being developed. A substantial part of the balance outstanding at the financial year end 2011 has been collected as of February 29, 2012.

Advances to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers, along with the increase of sales volume.

Inventory. Inventory mainly consists of coal for trading purposes. We have received more railway transportation quota and more support from local government this year. Our coal trading business volume was increased to 1.4 million metric tons for 2011 from 0.7 million metric tons of 2010. In order to assure the stability of the coal trading business, we maintained a higher level of inventory balance as compared to the prior year.

Accounts payable. As discussed the above, our operating assets, including outstanding balance of accounts payable, rose in line with the expanding coal production and trading business.

Deferred income. Deferred income relates to the construction of pipeline, and it increased in line with the expansion of pipeline in 2011.

Advances from customers. Advances on sales of coal represent the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances increased during 2011 as a result of more orders as of the last several days of the year.  The level of advances fluctuates depending upon how quickly Coal Group delivers coal to customers.

Accrued liabilities and other payables. These amounts consist of, among others, accruals made for loan interest, repairs and maintenance of heating plants, labor union fees, social insurance and technical training for our employees. Increase in accrual liabilities and other payables was mainly due to the advances from related parties affiliated to the Company through family member of the Company’s Chairman of $4.7 million.

Investing Activities:

Our cash flows provided by investing activities were $1,027,476 for the year ended November 30, 2011 as compared to cash flows used in investing activities were $13,957,354 for the year ended November 30, 2010.

As of the year ended November 30, 2011, notes receivable, which represented amounts lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman, were fully repaid in cash.

Financing Activities:

Our cash flows provided by financing activities were $25,840,201 for the year ended November 30, 2011 and cash flows used in financing activities were $4,281,695 for the year ended November 30, 2010.

A substantial portion of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and Coal Group was provided by shareholder loans.  The loans are undocumented and payable on demand.  We expect to have these loans documented in the near future.  The outstanding balances and interest rate of shareholder loans at November 30, 2011, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,736,898	5.31%
Inner Mongolia Duoyida Mining Co. Ltd.	2,013,394	5.31%
Ordos City YiYuan Investment Co., Ltd.	1,702,420	5.31%

Total	$9,452,712

Material Commitments

We have commitments to payment of bank loans and shareholder loans as mentioned above and with respect to payment of mining rights which rights were fully paid off prior to the end of 2008.  We have title to all our capital assets consisting of production equipment, automobiles, and office equipment. The total amount of such commitments is $38,590,954.

Summary of Significant Accounting Policies

The consolidated financial statements of the Company as of November 30, 2011 and 2010 and for the years ended November 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Foreign Currency Translations

Substantially all Company assets are located in China.  The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with the Accounting Standards Codification ASC 830 “Foreign Currency Matters”.  All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statements of income amounts have been translated using the average exchange rate for the year.   Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2011	November 30, 2010
Balance sheet items, except for the common stock, additional paid-in capital, statutory reserve and retained earnings, as of year end	US$1=RMB6.3765	US$1=RMB 6.6670

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB6.4882	US$1=RMB 6.7847

For the years ended November 30, 2011 and 2010, foreign currency translation adjustment of approximately $2,891,182 and $1,010,025, respectively, was reported as other comprehensive income in the consolidated statements of changes in stockholders’ equity.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of November 30, 2011 and 2010, the balance of the allowance for doubtful accounts was $11,251 and $54,747, respectively.  For the years presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method .  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not record any provisions for inventory valuation allowance for the years ended November 30, 2011 and 2010.

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

Long-Term Investment

We had no long-term Investments in 2011 and 2010.

Restricted Cash

Long-term restricted cash represents the bank deposits placed as a guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earned an interest rate of 0.50% per annum in fiscal year 2011 and 0.36% per annum in fiscal year 2010.

Advance from Customers

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

Impairment of Long-lived Assets

The Company applies ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2011 and 2010.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $463,947 and $305,198 for the years ended November 30, 2011 and 2010, respectively, which is included in cost of goods sold in the statements of income and other comprehensive income. Coal Group expenses such costs when incurred.

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

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advances to suppliers and other current assets, short term bank loans, accounts payable, advance from customers, other current liabilities and shareholders’ loan. As of November 30, 2011 and 2010, the carrying values of these financial instruments approximated their fair values due to their short term nature.

Income Taxes

Coal Group and Heat Power generate their income in China where Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. Coal Group and Heat Power do not conduct any operations in the U.S.; therefore, are not subject to U.S. taxes.

The Company accounts for income taxes in accordance ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principle, generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of accounting principles generally accepted in the United States of America involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the actual results. Management considers an accounting estimate to be critical if:

•	assumptions are required to be made; and
•	changes in estimates could have a material effect on our financial statements.

Net Income Per Share

The Company computes net income (loss) per common share in accordance ASC 260, “Earning Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic and diluted net income per common share are computed by dividing the amount available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton of raw coal mined, and RMB 10.5 per ton for a maintenance fund.  As defined under accounting principles generally accepted in the United States of America, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	November 30, 2011	November 30, 2010

Statutory surplus reserve	$2,447,598	$2,447,598
Welfare fund	—	—
Safety and maintenance reserve	6,585,257	6,126,038
Total statutory reserves	$9,032,855	$8,573,636

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, who is the principal executive officer, and the Acting Chief Financial Officer, who is the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, and solely as a result of the material weaknesses and significant deficiencies in internal control over financial reporting described below, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

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

Report on Internal Control Over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of its internal control over financial reporting as of November 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that solely as a result of the material weaknesses and significant deficiencies in internal control as described above, the Company did not maintain effective internal control over financial reporting as of November 30, 2011.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Certain Significant Employees

As of the date of this annual report, our directors, executive officers and significant employees are as follows:

Name	Age	Position
WenXiang Ding	56	Chief Executive Officer, President, Treasurer & Director; General Manager of Coal Group and Heat Power
YanHua Li	54	Vice General Manager of Coal Group, Director
Fu Xu	48	Acting Chief Financial Officer
Stephen Markscheid (1)(2)(3)	57	Director
Paul Li(1)(2)(3)	60	Director
Tieming Ge(1)(2)(3)	66	Director

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

YanHua Li became a director on November 5, 2004. She is employed as the Vice General Manager of the Coal Group, a position she has held since 2000. Her responsibilities include overseeing our finance and human resources departments. Ms. Li is also the General Manager of Inner Mongolia XiangRong Commercial and Trade Co., Ltd. where she oversees the finance department and is responsible for operations management and has been for the past 5 years. Ms. Li has more than 10 years of experience in running the business operations of the Company and we believe that she brings essential knowledge of our operations to the Board of Directors. Ms. Li is married to Wenxiang Ding.

Mr. Fu Xu became our Acting Chief Financial Officer on February 26, 2012. From February 2008 to December 2009, Mr. Xu served as Chief Financial Officer of the Company. Mr. Xu obtained his diploma in Financial Management from the Inner Mongolia Finance and Economics Academy in 1989. Mr. Xu brings his experience in financial management and internal audit from his work from previous companies of which he was appointed CFO. From 1989 until 2000, Mr. Xu was the CFO of Inner Mongolia Foreign Trade Group Co., Ltd. From 2000 until 2007, Mr. Xu was the CFO of Inner Mongolia XiRiMu Dry Goods Co., Ltd.

Stephen Markscheid joined the Company as a director in June 2010.  From October 2007 to present, Mr. Markscheid has served as the chief executive officer of SynergenzBioScience Inc., a Hong Kong-based genomics company.  From June 2006 to October 2007, he served as the chief executive officer of HuaMei Capital Company, Inc., a boutique investment bank focused on asset management services provided to Chinese institutional investors, and direct investments both outbound to China and inbound from China.  From March 2003 to March, 2006, Mr. Markscheid served as the Senior VP – Global Risk, of GE Healthcare Financial Services, where he managed risk related to merger and acquisition transactions. Mr. Markscheid serves on the board of directors of CNinsure, Inc. (Nasdaq: CISG).  He received his B.A. from Princeton University in 1976, his M.A from Johns Hopkins University – SAIS, in 1980 and his MBA from Columbia University in 1991.  Mr. Markscheid is fluent in Mandarin.  We believe that Mr. Markscheid’s over twenty years as a finance professional in the US, Asia and Europe, and experience with M&A, strategic investments, joint ventures and new business development across industries in emerging markets bring valuable experience to the Board of Directors.

Paul Li joined the Company as a director in June 2010. Mr. Li was the CFO of  Sen Yu International Holdings, Inc., a China based hog breeding and production company (CSWG.OB) from September 2010 to August 2011. From April 2010 to July 2010, Mr. Li was a partner at Xinglongie Investment Consulting, Co., Ltd.  Prior to that, from April 2007 to January 2010, Mr. Li served as manager of Kelmar Associates, a company providing consulting and auditing services to the U.S. government and undertakes forensic audits in Fortune 100 companies.  From July 2004 to April 2007, Mr. Li served as an Assistant Vice President at Countrywide Financial Company/Bank of the America, where he performed risk-assessments in various audit areas  and planning, supervised auditors and co-sourcing personnel in the conduct of field audits and determined audit objectives and procedures to review and assess the adequacy and application of internal controls. He received his B.A. from St. Francis College, NY, NY in 1976 and a MBA in Risk Management from College of Insurance, NY, NY in 1984.  Mr. Li is a licensed Certified Public Accountant in California and New Jersey. We believe that Mr. Li’s greater than twenty years of experience in risk management, auditing and accounting will bring valuable experience to the Board of Directors.

Mr. Ge joined the Company as a director in September 2011. Mr. Ge currently serves as Chief Advisor to China National Building Materials Group Corporation, the largest building materials group in China, a role in which he has served since November 2005. Since 2006 he has served as Independent Director of CITS Group Corporation, a state-owned enterprise in China integrated with travel service, communication and transportation, foreign trade, real estate development and management and e-commerce, as Outside Director of Pangang Group Steel Vanadium & Titanium Co. Ltd, one of the largest vanadium and titanium companies in China and Vice President of China Architectural and Industrial Glass Association. Previously, Mr. Ge served as Secretary of CPC Committee of China National Building Materials Group Corporation until November 2005. Mr. Ge graduated from Beijing Building Material Industry College in 1968, majoring Silicate Applications. We believe that Mr. Ge’s experience at senior levels of businesses in China brings an unique expertise to the Board of Directors.

Term of Office

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. All officers serve at the pleasure of the board of directors.

Family Relationships

Mr. WenXiang Ding, our CEO, President, Treasurer and director and General Manager of Coal Group and Heat Power, and Ms. YanHua Li, a director of our company and Vice General Manager of Coal Group, are married. There are no other family relationships among our executive officers, directors and significant employees.

Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Corporate Governance

Board of Directors

In determining whether our directors are independent we comply with the rules of the NYSE Amex (formerly the American Stock Exchange LLC).  The board of directors will also consult with counsel to ensure that the board of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Three of our directors, Messrs. Markscheid, Li and Ge, are “independent” as that term is defined by Section 803 of the NYSE Amex Company Guide; accordingly, we satisfy the “independent director” requirements of NYSE Amex, which requires that a majority of a company’s directors be independent.  All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Board Committees

Our board of directors has an audit committee, a nominating and corporate governance committee and a compensation committee, each of which was formed on June 3, 2010.  Charters for each committee may be found on our English website at www.ceccec.com/en.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of our company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2011, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except that each Messrs. Markscheid and Li did not timely file a Form 4 reflecting the issuance of 20,000 stock options, which occurred on September 5, 2011, and Mr. Ge did not timely file a Form 4 reflecting the issuance of 15,000 stock options, which occurred on September 15, 2011.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee members consist of Messrs. Markscheid, Li and Ge. Each of these members would be considered “independent” as defined by Section 803 of the NYSE Amex Company Guide, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The audit committee operates under a written charter. Mr. Li is the chairman of our audit committee.

Our board of directors has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC, serving on our audit committee, and that Mr. Li is the “audit committee financial expert.”

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to assist our board of directors in identifying qualified individuals to become board members, in determining the composition of the board of directors and in monitoring the process to assess board effectiveness. Each of Messrs. Markscheid, Li and Ge are members of the nominating and corporate governance committee. The nominating and corporate governance committee operates under a written charter. Mr. Ge is the chairman of nominating and corporate governance committee.

Compensation Committee

The compensation committee is responsible for (a) reviewing and providing recommendations to the board of directors on matters relating to employee compensation and benefit plans, and (b) assisting the board in determining the compensation of the chief executive officer and making recommendations to the board with respect to the compensation of the chief financial officer, other executive officers of the company and independent directors. Each of Messrs. Markscheid, Li and Ge are members of the compensation committee. The compensation committee operates under a written charter. Mr. Markscheid is the chairman of compensation committee.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended November 30, 2011 and 2010.

						NonEquity	Nonqualified	All
Name						Incentive	Deferred	Other
and				Stock	Option	Plan	Compensation	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
WenXiang Ding,
President, CEO	2011	12,000	—	—	—	—	—	—	12,000
	2010	10,800	—	—	—	—	—	—	10,800
YanHua Li, Coal Group
Vice General Manager	2011	11,200	—	—	—	—	—	—	11,200
	2010	9,000	—	—	—	—	—	—	9,000
Alex (Yuan) Gong (1)	2011	55,500	—	—	—	—	—	—	55,500
	2010	53,060	—	—	—	—	—	—	53,060

 ______________

(1) Mr. Gong resigned as CFO in December 2011.

Employment Agreements

Yuan “Alex” Gong.  On December 14, 2009 we entered into a 24-month employment agreement with Jessie International, Inc., our financial advisor, pursuant to which Jessie International, Inc. agreed to provide its president, Alex Gong, to serve as our Chief Financial Officer, at a salary of RMB 30,000 (approximately $4,625) per month.  The parties to the agreement agreed to cap damages arising from any claim for breach of the agreement to RMB 20,000 ($3,083).  Disputes arising under the agreement are to be submitted to the China International Economics and Commerce Arbitration Committee for arbitration.

Outstanding Equity Awards at Fiscal Year-end

None.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to us in all capacities for the fiscal year ended November 30, 2011.

						Change in
						Pension Value
					Non-Equity	and Non-
	Fees Earned				Incentive	qualified
	and Paid in	Stock	Option		Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)		Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)		(#)	($)	($)	($)
Brock Silvers (1)	12,300	-	8,702	(2)	-	-	-	21,002
Stephen Markscheid	12,300	-	14,855	(3)	-	-	-	27,155
Paul Li	22,500	-	14,855	(4)	-	-	-	37,355
TiemingGe	2,613	-	4,210	(5)	-	-	-	6,823

________________________________________

(1) Mr. Silvers, our former director, resigned on September 2, 2011.

(2) 20,000 of the options granted to Mr. Silvers reflects compensation earned in 2011.

(3) 20,000 of the options granted to Mr. Markscheid reflects compensation earned in 2011.

(4) 20,000 of the options granted to Mr. Li reflects compensation earned in 2011.

(5) 15,000 of the options granted to Mr. Ge reflects compensation earned in 2011.

We do not pay compensation to our employee directors.

Pursuant to one year agreements effective as of May 31, 2010, each of Messrs. Silvers and Markscheid are entitled to a fee of $10,000 per year for the term of their respective agreements, while Mr. Li will receive an annual fee of $15,000 for the term of his agreement.  Pursuant to their agreements, Messrs. Silvers, Markscheid and Li were each awarded (i) a 10-year option to purchase up to 20,000 shares of our common stock at  an exercise price of $2.02 per share, such option vesting in equal, quarterly installments over the term of their respective agreements, commencing August 31, 2010, so long as each director is, respectively, serving as a member of the Board of Directors at each such time.  We also agreed to (i) pay each such independent director $800 for each board or committee meeting attended by telephone, (ii) pay each such independent director $2,500 for each board or committee meeting attended in person and (iii) reimburse each such independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings.

On September 15, 2011, the Company and Mr. Tieming Ge entered into a director agreement (the “Agreement”). The Agreement provides that Mr. Ge will receive cash compensation of $7,500 during the term of the Agreement, as well as an option to purchase up to 15,000 shares of the Company's common stock with an exercise price of $0.47 per share. Additionally, Mr. Ge will receive RMB800 for each board or committee meeting that he attends, and he will be reimbursed for his expenses incurred while attending such meetings. The option will vest in equal, quarterly installments on the last of the Company’s fiscal quarter during the term of the Agreement (beginning with the fiscal quarter ending November 30, 2011). The term of the Agreement is from September 1, 2011 to May 31, 2012.

Pursuant to one year agreements effective as of June 1, 2011, Messrs. Markscheid and Li were each awarded (i) a 10-year option to purchase up to 20,000 shares of our common stock at an exercise price of $0.39 per share, such option vesting in equal, quarterly installments over the term of their respective agreements, commencing August 31, 2011, so long as each director is, respectively, serving as a member of the Board of Directors at each such time. Mr. Li is entitled to a fee of $22,000 per year for the term of his agreement, while Mr. Markscheid will receive an annual fee of $10,000 for the term of his agreement. Pursuant to their agreements, we also agreed to (i) pay each such independent director $800 for each board or committee meeting attended by telephone, (ii) pay each such independent director $2,500 for each board or committee meeting attended in person and (iii) reimburse each such independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 14, 2012 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group.  As of March 14, 2012, we had 45,060,000 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 14, 2012, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner and Office, if any	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
WenXiang Ding, CEO, President, Director, and Treasurer	26,989,107	(2)	60%
YanHua Li, Director	0		0
Fu Xu, Acting Chief Financial Officer	0		0
Paul Li, Director	35,000	(3)	*
Stephen Marksheid, Director	35,000	(3)	*
Tieming Ge, Director	10,000	(4)	*
Fortune Place Holdings Limited	26,989,107	(2)	60%
Officers and Directors as a Group	27,079,107		60%

______________

*Less than one percent.

(1)Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares. The business address of each holder is the principal address of the Company.

(2)Ms. Ninghua Xu was the sole record holder of 100% of the equity interests of Fortune Place Holdings Limited. On November 30, 2010, Ms. Xu entered into an Entrustment Agreement with WenXiang Ding, our Chief Executive Officer, pursuant to which Ms. Xu granted WenXiang Ding the right to vote and dispose of the shares of the Company held by Fortune Place Holdings Limited. WenXiang Ding may be deemed to beneficially own all 26,989,107 shares of common stock of the Company held by Fortune Place Holdings Limited. In addition, Ms. Xu and Mr. Ding entered into a Share Transfer Agreement dated November 30, 2010, pursuant to which Mr. Ding has the right to purchase all of the shares of Fortune Place from Ms. Xu upon the achievement of certain performance targets by the Company over a period of 18 months. On August 22, 2011, Mr. Ding partially exercised his option and acquired 1/3 of the shares of Fortune Place held by Ms. Xu. After giving effect to such exercise, Mr. Ding may be deemed to have an indirect pecuniary interest in 8,996,369 shares of the Issuer held by Fortune Place.

(3)Includes a 10-year option to purchase up to 35,000 shares of common stock of the Company which is fully vested and exercisable.

(4)Includes a 10-year option to purchase up to 10,000 shares of common stock of the Company which is fully vested and exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Shareholder Loans to the Company

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs as of November 30, 2011 and 2010:

	2011	2010
Hangzhou Dayuan Group, Ltd.	$5,736,898	$5,103,245
Inner Mongolia Duoyida Mining Co., Ltd.	2,013,394	1,925,783
Ordos City YiYuan Investment Co. Ltd.	1,702,421	1,743,288

Total	$9,452,713	$8,772,316

During fiscal 2011, the largest aggregate amount of the shareholder loans at any given point in time was $9,452,713. These loans are payable upon demand and interest is charged at 5.31% per annum on balances owing. We have no formalized agreements with our shareholders guaranteeing that certain amounts of funds will be available to us in the future. We may exhaust this source of funding anytime.

Notes Receivable from Related Parties

The Company made certain loans  for strategic purposes to entities affiliated with Wenxiang Ding, our Chairman and CEO. As of November 30, 2011 and 2010 the amounts outstanding to related parties were as follows:

	2011	2010
Inner MogoliaTehong Investment Co., Ltd. (no interest)	$-	$8,884,242
Inner Mongolia Tehong Coal Chemical Co., Ltd. (no interest)	-	3,275,836
Inner MogoliaTehong Glass Co., Ltd. (with interest at 11.16%)	-	477,319

Total	$-	$12,637,397

Notes Receivables were fully repaid in 2011.

We made advances in the amount of $752,380 to Zhunqi Hongsheng Brick Making Co., Ltd., an entity affiliated with us. Mr. Ding, our Chairman, who is a PRC record owner of Heat Power, together with three other PRC record owners of Heat Power own 100% of the equity interests in Zhunqi Hongsheng Brick Making Co., Ltd. We control Heat Power through VIE arrangements between Tehong Consulting and Heat Power and its PRC record holders. The advances are non-interest bearing and payable on demand.  As of November 30, 2011, those advances had not been repaid.

Other Transactions with Control Persons

Share Option Agreement and Entrustment Agreement

On November 30, 2010, WenXiang Ding and Ninghua Xu entered into a share transfer agreement pursuant to which WenXiang Ding, in consideration of the his contributions to the Company and as an incentive to him to continue his commitment to the Company and its affiliates, was granted an option to purchase up to 100% of the common shares of Fortune Place from Ninghua Xu.  WenXiang Ding may only exercise the option at a certain exercise price upon the  fulfillment of certain performance targets set forth in the share transfer agreement.  In the event that the Company and its affiliates do not achieve the aforesaid performance targets, then Mr. Ding may exercise the option at an alternative exercise price on the date at which the option would have otherwise been exercisable had the performance targets been met. On August 22, 2011, Mr. Ding partially exercised his option and purchased 1/3 of the outstanding shares of Fortune Place Holdings Limited pursuant to such share transfer agreement.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2011	2010
Audit fees	$170,000	$145,000
Audit-related fees	-	-
Tax fees	7,000	-
All other fees	-	-
Total	$177,000	$145,000

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	Financial Statements: Consolidated Financial Statements start on page F-1.

(2)	Not applicable.

(3)	See exhibits referred to below.

(b)	The exhibits listed below are filed as part of this Annual Report.

(c)	Not applicable.

Exhibit Number	Description
3.1	Restated Articles Of Incorporation (1)
3.2	Bylaws of China Energy Corporation (1)
10.1	Employment Agreement dated December 14, 2009, by and between the Company and Jessie International Inc. (2)
10.3	Independent Director Agreement with Brock Silvers dated May 31, 2010 (3)
10.4	Independent Director Agreement with Stephen Markscheid dated May 31, 2010 (3)
10.5	Independent Director Agreement with Paul Li dated May 31, 2010 (3)
10.6	Office Building Lease for the Company’s office space (1)
10.7	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Tehong Coal Power Group Co., Ltd., dated November 30, 2010 (4)
10.8	Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of WenXiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (4)
10.9	Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of WenXiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (4)
10.10	Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of WenXiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (4)
10.11	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2010 (4)
10.12	Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., and Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (4)
10.13	Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Yiduoda Mining Co., Ltd., dated November 30, 2010 (4)

10.14	Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (4)
10.15	Termination and Restructuring Agreement by and among the Company, Inner Mongolia Tehong Coal And Power Group Co., Ltd., Inner Mongolia Heat Power Co., Ltd., the Beijing Tehong Energy Technology Consulting Co., Ltd., Pacific Projects Inc. and the respective stockholders of Inner Mongolia Tehong Coal And Power Group Co., Ltd., and Inner Mongolia Heat Power Co., Ltd., dated November 30, 2010 (4)
10.16	Termination and Transfer Agreement by and between Georgia Pacific Investments Inc., Wenxiang Ding, Yanhua Li, Fortune Place Holdings Limited, and Ninghua Xu dated November 30, 2010 (4)
10.17	Termination and Transfer Agreement among Axim Holdings Ltd., Yi Ding, Biao Ding, Fortune Place Holdings Limited, and Ninghua Xu dated as of November 30, 2010 (4)
10.18	Termination Agreement among the Company, Georgia Pacific Investments Inc. and Axim Holdings Ltd. dated as of November 30, 2010 (4)
10.19	Entrustment Agreement between Wenxiang Ding and Ninghua Xu dated November 30, 2010 (4)
10.20	Share Option Agreement between Wenxiang Ding and Ninghua Xu dated November 30, 2010 (4)
10.21	Independent Director Agreement by and between the Company and Tieming Ge dated September 15, 2011 (5)
10.22*	Independent Director Agreement with Stephen Markscheid dated September 5, 2011
10.23*	Independent Director Agreement with Paul Li dated September 5, 2011
21.1	Subsidiaries of China Energy Corporation (1)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith

(1)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 1, 2011.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 18, 2009.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 6, 2010.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2011.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 1, 2011.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of China Energy Corporation

We have audited the accompanying consolidated balance sheets of China Energy Corporation and subsidiaries (the “Company”) as of November 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended November 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the China Energy Corporation and subsidiaries as of November 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York

March 14, 2012

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,
	2011	2010
	(U.S.$)	(U.S.$)
ASSETS
Current assets:
Cash and cash equivalents	$31,007,269	$4,580,540
Accounts receivables, net of allowance for doubtful accounts of $11,251 and $54,747, respectively	17,364,962	5,748,007
Other receivables	24,562,536	4,091,867
Inventories	10,096,645	3,248,605
Prepaid expenses	323,072	-
Advance to suppliers	27,566,516	4,516,324
Total current assets	110,921,000	22,185,343

Fixed assets, net	62,937,747	57,607,500

Other assets:
Investment property, net of accumulated depreciation of $475,649 and $288,735, respectively	5,730,169	4,350,739
Mining right, net of amortization of $1,635,072 and $1,133,133, respectively	3,091,565	3,387,551
Restricted cash	573,542	546,048
Other long term assets	3,889,144	560,250
Notes receivable	-	14,679,099
Total other assets	13,284,420	23,523,687

TOTAL ASSETS	$187,143,167	$103,316,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$29,138,242	$9,599,520
Accounts payable	21,716,148	16,000,738
Advances from customers	10,321,920	5,278,848
Accrued liabilities	629,016	374,530
Other payables	13,111,017	2,838,663
Stockholder loans	9,452,712	8,772,316
Current portion of finance obligation	1,695,944	-
Current portion of deferred income	1,333,695	1,044,326
Total current liabilities	87,398,694	43,908,941

Non-current liabilities:
Finance obligation, net of current portion	6,906,957	-
Deferred income, net of current portion	8,804,664	7,451,567
Total non-current liabilities	15,711,621	7,451,567

Total liabilities	103,110,315	51,360,508

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares and 0 shares authorized at November 30, 2011 and November 30, 2010, respectively; none issued and outstanding shares	-	-
Common stock: $0.001 par value; 195,000,000 shares and 200,000,000 shares authorized at November 30, 2011 and November 30, 2010, respectively; 45,060,000 shares and 45,000,000 issued and outstanding at November 30, 2011 and November 30, 2010, respectively	45,060	45,000
Additional paid-in capital	10,620,368	9,070,007
Retained earnings	56,818,378	29,642,370
Statutory reserves	9,032,855	8,573,636
Accumulated other comprehensive income	7,516,191	4,625,009
Total stockholders’ equity	84,032,852	51,956,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,143,167	$103,316,530

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF Income And OTHER comprehensive income

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010
	(U.S.$)	(U.S.$)

Revenues	$157,686,054	$88,045,275
Cost of revenues	(104,933,710)	(54,118,119)
Gross profit	52,752,344	33,927,156

Operating expenses:
Selling and marketing	7,189,263	5,509,682
General and administrative	5,991,372	3,816,461
Total operating expenses	13,180,635	9,326,143

Income from operations	39,571,709	24,601,013

Other income and expenses:
Finance expenses, net	(2,780,628)	(1,619,552)
Non-operating income	1,699,053	1,056,502
Non-operating expenses	(281,440)	(206,387)
Income before provision for income taxes	38,208,694	23,831,576

Provision for income taxes	(10,573,467)	(6,236,416)

Net income	27,635,227	17,595,160

Other comprehensive income:
Foreign currency translation adjustment	2,891,182	1,010,025
Total comprehensive income	$30,526,409	$18,605,185

Net income per common share
Basic and diluted	$0.61	$0.39

Weighted average common shares outstanding
Basic and diluted	45,060,000	45,000,000

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the YEARs Ended NOVEMBER 30, 2011 AND 2010

			Additional			Accumulated Other	Total
	Common Stock		Paid-in		Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Retained Earnings	Reserves	Income	Equity
		(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)

Balance as of November 30, 2009	45,000,000	$45,000	$8,970,805	$12,542,081	$8,078,765	$3,614,984	$33,251,635
Net income	-	-	-	17,595,160	-	-	17,595,160
Other comprehensive income	-	-	-	-	-	1,010,025	1,010,025
Stock-based compensation	-	-	99,202	-	-	-	99,202
Appropriation of statutory reserves	-	-	-	(494,871)	494,871	-	-
Balance as of November 30, 2010	45,000,000	45,000	9,070,007	29,642,370	8,573,636	4,625,009	51,956,022

Net income	-	-	-	27,635,227	-	-	27,635,227
Other comprehensive income	-	-	-	-	-	2,891,182	2,891,182
Stock-based compensation – shares issues for consulting services	60,000	60	121,740	-	-	-	121,800
Stock-based compensation – shares transferred for consulting services	-	-	1,386,000	-	-	-	1,386,000
Stock-based compensation - option	-	-	42,621	-	-	-	42,621
Appropriation of statutory reserves	-	-	-	(459,219)	459,219	-	-
Balance as of November 30, 2011	45,060,000	$45,060	$10,620,368	$56,818,378	$9,032,855	$7,516,191	$84,032,852

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010
	(U.S.$)	(U.S.$)

Cash flows from operating activities:
Net income	$27,635,227	$17,595,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in allowance for doubtful accounts	(45,199)	(67,800)
Depreciation and amortization	6,318,473	4,488,539
Stock-based compensation	1,550,421	99,202
Interest accrued on shareholder loans	275,916	235,750
Loss on disposal of property, plant and equipment	2,541	-
Changes in operating assets and liabilities:
(Increase) in restricted cash	(27,494)	(396,150)
(Increase) in accounts receivables	(11,573,458)	(1,081,235)
(Increase) decrease in other receivables	(20,470,669)	355,405
(Increase) in prepaid expense	(323,072)	-
(Increase) in advance to suppliers	(22,156,375)	(1,805,486)
(Increase) decrease in inventories	(6,848,040)	2,325,860
(Increase) in other long term assets	-	(190,735)
Increase in deferred income	1,642,466	1,448,930
Increase (decrease) in accounts payable	6,915,326	(215,291)
Increase (decrease) in advances from customers	5,043,073	(6,846,339)
Increase in accrued liabilities and other payables	10,526,841	1,767,486
Net cash (used in) provided by operating activities	(1,534,023)	17,713,296

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,858,682)	(7,064,961)
Increase in construction in progress	(798,685)	(126,394)
Proceeds from disposal of property, plant and equipment	5,744	-
Increase in notes receivable	-	(8,699,426)
Payments received on notes receivable	14,679,099	1,933,427
Net cash provided by (used in) investing activities	1,027,476	(13,957,354)

Cash flows from financing activities:
Proceeds from short term bank loans	28,636,602	33,015,461
Principal payments made on short term bank loans	(9,864,061)	(35,668,489)
Proceeds from lease finance obligation	7,860,423	-
Repayments of lease finance obligation	(792,763)	-
Repayment of stockholder loans	-	(1,628,667)
Net cash provided by (used in) financing activities	25,840,201	(4,281,695)

Effect of exchange rate changes on cash	1,093,075	32,648

Net change in cash and cash equivalents	26,426,729	(493,105)
Cash and cash equivalents, beginning of year	4,580,540	5,073,645

Cash and cash equivalents, end of year	$31,007,269	$4,580,540

Supplemental disclosure of cash flow information

Cash paid for interest	$2,040,166	$1,919,991
Cash paid for income taxes	$9,438,235	$3,765,433

Supplemental disclosure of non-cash financing and investing activities:

Value of shares issued/transferred for consulting services	$1,507,800	$-

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law. It was not until certain changes in the PRC law, which became definitive in 2006, that a series of procedures of governmental approvals were necessary to obtain perfection and certain additional corporate actions would be conditions precedent to that perfection. The Company achieved perfection which is discussed below.

On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a "variable interest entity" (“VIE”) structure to meet the current requirements of the PRC law.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

The Management and Control Agreements as described below allow the WFOE to exercise control over, and derive all economic benefits from Coal Group and Heat Power. Previously, the operating businesses were controlled pursuant to a trust arrangement which was terminated as part of the restructuring described below.

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements, the WFOE provides technical and consulting services related to the business operations of Coal Group and Heat Power. In consideration for such services, Coal Group and Heat Power have agreed to pay an annual service fee to the WFOE in an amount equal 100% of Coal Group’s and Heat Power’s annual net income, respectively. Each Exclusive Business Cooperation Agreement has a term of 10 years, which automatically renews unless terminated by the WFOE. The WFOE may terminate the agreements at any time upon 30 days’ prior written notice to Coal Group or Heat Power, as the case may be.

Exclusive Option Agreements: Pursuant to the Exclusive Option Agreements, the WFOE has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by the PRC law and foreign investment policies, part or all of the equity interests in each of the Coal Group and Heat Power held by the stockholders of Coal Group and the stockholders of Heat Power, respectively. To the extent permitted by the PRC laws, the purchase price for the entire equity interest is RMB1.00 or the minimum amount required by the PRC law or government practice. Each of the exclusive option agreements has a term of 10 years, with renewal for an additional 10 years at the option of the WFOE.

Powers of Attorney: Each of the stockholders of the Coal Group and Heat Power, respectively, executed a Power of Attorney that provides the WFOE with the power to act as such stockholder’s exclusive agent with respect to all matters related to such stockholder’s ownership interest in each of Coal Group or Heat Power, including the right to attend stockholders’ meetings and the right to vote, dispose or pledge such shares.

Equity Interest Pledge Agreements: Pursuant to such agreements, each of the stockholders of Coal Group and Heat Power pledged their shares in Heat Power and Coal Group, respectively, to the WFOE, to secure their obligations under the Exclusive Business Cooperation Agreements. In addition, the stockholders of Coal Group and Heat Power agreed not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests in Coal Group or Heat Power that would affect the WFOE’s interests. The Equity Interest Pledge Agreement expires when Coal Group and Heat Power, respectively, fully perform their obligations under the Exclusive Business Cooperation Agreements.

Termination of Trust Arrangements: Prior to entering into the Management and Control Agreements, the Company controlled Coal Group and Heat Power through a series of trust agreements which were terminated contemporaneously with the execution of the Management and Control Agreements. In connection with the termination of such trust arrangements, ownership of 68% of the shares of the Company previously held by Georgia Pacific Investments Inc. and Axim Holdings Ltd. were transferred to Fortune Place Holdings Ltd. (“Fortune Place”).

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Business

The Company’s business is made up of two segments: Coal Group and Heat Power.

Coal Group: Coal Group was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Tehong Coal & Power Group Co. Ltd. Coal Group has mining rights to a coal mine in the Inner Mongolia District from which it mines coal. It also buys, sells, and transports coal, serving the Inner Mongolia District.

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of November 30, 2011 and 2010 and for the years ended November 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”). All financial statements and notes to the financial statements are presented in U.S. dollars.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Prior to the Company’s restructuring in 2010, Coal Group and Heat Power were subsidiaries of Company whose accounts were included in the consolidated financial statements. A subsidiary, as defined, is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to appoint or remove the majority of the members of the board of directors; to cast majority of votes at a meeting of the board of directors or shareholders or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

Recently Issued Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”). The Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a VIE, and require additional disclosures. The Company has assessed the terms contained in the Management and Control Agreements between the Company and Coal Group and Heat Power and determined that Coal Group and Heat Power are VIEs, and accordingly, are consolidated in these financial statements.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

In April 2010, the FASB issued ASU No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU No. 2010-13”). ASU No. 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU No. 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard will not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”). ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard will not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU No. 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company does not believe that the adoption of this standard will have any material impact on its consolidated financial statements.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU No. 2011-11 will have a significant, if any, impact on its consolidated financial statements.

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

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2011	November 30, 2010
Balance sheet items, except for common stock, additional paid-in capital, statutory reserves, and retained earnings, as of year end	US$1=RMB 6.3765	US$1=RMB 6.6670

Amounts included in the statements of income and other comprehensive income, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB 6.4882	US$1=RMB 6.7847

For the years ended November 30, 2011 and 2010, foreign currency translation adjustments of $2,891,182 and $1,010,025, respectively, have been reported as other comprehensive income in the consolidated statements of changes in stockholders’ equity.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides an allowance where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of November 30, 2011 and 2010, the allowance for doubtful accounts were $11,251 and $54,747, respectively. For the years presented, the Company did not write off any accounts receivable as bad debts.

Inventories

Inventories consist of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not make any inventory provision for the years ended November 30, 2011 and 2010.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Fixed Assets

Fixed Assets are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset. Depreciation is computed using the straight line method over the estimated useful lives of fixed assets, which are approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Costs of mine development, expansion of the capacity of or extending the life of the mine (“Mining Structures”) are capitalized and amortized using the units-of-production (“UOP”) method over the productive life of the mine based on proven and probable reserves. Mining Structures includes the main and auxiliary mine shafts, underground tunnels, ramps, and other integrant mining infrastructure.

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes. Depreciation is computed using the straight line method over the estimated useful life of 45 years. The related rental income and expenses are included in non-operating income and expenses in the accompanying consolidated statements of income and other comprehensive income.

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

Restricted Cash

Long-term restricted cash represents the bank deposits held as a guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earn an interest rate of 0.50% per annum in the 2011 fiscal year and 0.36% per annum in the 2010 fiscal year, which rate is determined by the PRC government.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2011 and 2010.

Revenue Recognition

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

Heat Power supplies heat to users directly and supplies electricity through a government controlled intermediary. Revenue from sales of heat and electricity represents the amount of tariffs billed for heat and electricity generated and transmitted to the users and the government controlled intermediary, respectively.

Resource Compensation Fees

In accordance with the relevant regulations in the PRC, a company that is engaged in coal production is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $463,947 and $305,198 for the years ended November 30, 2011 and 2010, respectively, which is included in cost of revenues in the consolidated statements of income and other comprehensive income.

Environmental Costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The potential environmental liabilities under proposed or future environmental legislation cannot currently be reasonably estimated, and could be material. Under existing legislation, however, the Company believes that there are currently no probable liabilities that will have a material adverse effect on the Company.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

The following is a description of the valuation methodologies used for assets measured at fair value at November 30, 2010. The Company did not identify any assets or liabilities that are required to be presented at fair value at November 30, 2011.

Notes receivable: Valued at the net realizable value which approximated the fair value.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Statutory Reserves

Pursuant to corporate laws of the PRC, the Company is required to maintain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserves, representing restricted retained earnings, consist of the following funds:

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside in a safety fund, 6 RMB per ton of raw coal mined, and 10.5 RMB per ton for a maintenance fund. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	November 30, 2011	November 30, 2010
Statutory surplus reserve and welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve	6,585,257	6,126,038
Total statutory reserves	$9,032,855	$8,573,636

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options. FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statements of income and other comprehensive income over the requisite service period.

Asset Retirement Cost and Obligation

The Company has adopted FASB ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”). ASC 410 generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. The related asset is amortized using the UOP method over the productive life of the mine based on proven and probable reserves. The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its mining activities and the current PRC regulations surrounding such activities.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Vulnerability Due to Operations in the PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective or continue.

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

Since the Company has its primary operations in the PRC, its revenues will be settled in RMB, not US dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China will be limited.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 84 million (equivalent to U.S. $13.1 million) and RMB 99 million (equivalent to U.S. $15 million) as of November 30, 2011 and 2010, respectively, during the periods reported herein, there were no other transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	For the Years Ended November 30,
	2011			2010
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Sales to external customers	$17,768,298	$138,857,447	$156,625,745	$11,582,230	$70,951,123	$82,533,353
Sales – government subsidies	1,060,309	-	1,060,309	5,511,922	-	5,511,922
Interest expenses, net	1,262,645	1,517,983	2,780,628	456,236	1,163,316	1,619,552
Depreciation and amortization	4,132,969	2,185,504	6,318,473	2,941,852	1,546,687	4,488,539
Segment income	783,982	28,988,177	29,772,159	2,436,202	15,844,225	18,280,427

	November 30, 2011			November 30, 2010
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	$71,566,508	$115,576,659	$187,143,167	$58,768,527	$44,548,003	$103,316,530
Construction in progress	2,801,159	18,035	2,819,194	1,880,691	38,398	1,919,089
Investment property, net	3,754,281	1,975,888	5,730,169	2,414,541	1,936,198	4,350,739

Reconciliation of the total segment income to net income included in the consolidated financial statements is as follows:

	For the Years Ended November 30,
	2011	2010

Total segment income	$29,772,159	$18,280,427
Unallocated corporate expenses	(2,136,932)	(685,267)
Net income	$27,635,227	$17,595,160

4.	Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by the loans from stockholders of Heat Power. Balances are as below:

	November 30, 2011	November 30, 2010

Ordos City YiYuan Investment Co., Ltd.	$1,702,421	$1,743,288
Hangzhou Dayuan Group, Ltd.	5,736,898	5,103,245
Inner Mongolia Duoyida Mining Co. Ltd. (a)	2,013,393	1,925,783
Total	$9,452,712	$8,772,316

(a)	On September 28, 2010, Xinghe County Haifu Coal Transportation & Sales Co., Ltd. transferred all its ownership interest in Heat Power to Inner Mongolia Duoyida Mining Co. Ltd.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

The stockholder loans are due on demand with interest as follow:

	November 30, 2011		November 30, 2010
	Balance	Interest rate	Balance	Interest rate

Stockholder loans – interest bearing	$6,931,702	5.31%	$6,629,669	5.31%
Interest payable	2,521,010		2,142,647
Total	$9,452,712		$8,772,316

5. Lease Obligation

The Company leases office space under an operating lease expiring December 31, 2011. The minimum future annual rent payments under the lease as of November 30, 2011 are as follows:

Year Ending	Annual
November 30,	Amount

2012	$8,495
Total	$8,495

Rent expenses charged to operations for the years ended November 30, 2011 and 2010 were $118,908 and $95,804, respectively.

6. Other payables

Included in other payables are advances from related parties affiliated to the Company through family members of the Company’s Chairman of $4,704,775 and $749,963 as of November 30, 2011 and 2010, respectively. Those advances are non-interest bearing and payable on demand. At November 30, 2011 and 2010, other payables amounted to $13,111,017 and $2,838,663, respectively.

7. Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases. At November 30, 2011 and 2010, advances amounted to $27,566,516 and $4,516,324, respectively. There is no interest due on these advances and they are offset against billings as they are made by the suppliers.

8. Other Receivables

Other receivables consist of the following:

	November 30, 2011	November 30, 2010

Loans to suppliers, customers, and other associated firms	$20,499,415	$939,569
Employee expense advances	739,596	373,502
Government subsidies receivable	2,368,440	2,614,087
Heat network access fee receivable	955,085	164,709
Total	$24,562,536	$4,091,867

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through the Company’s Chairman and shareholders of Heat Power of $752,380 and $722,751 as of November 30, 2011 and 2010, respectively. Those advances are non-interest bearing.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances. In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor. The Company considers all other receivables at November 30, 2011 and 2010 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9. Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:

	November 30, 2011	November 30, 2010

Buildings	$10,777,208	$10,191,194
Machinery & equipment	43,845,438	54,791,726
Transferred assets (a)	19,702,907	-
Automotive equipment	1,953,696	1,139,645
Office Equipment	1,379,812	1,228,767
Construction in progress	2,819,194	1,919,089
	80,478,255	69,270,421
Accumulated depreciation	(17,540,508)	(11,662,921)
Fixed assets, net	$62,937,747	$57,607,500

Depreciation expense charged to operations for the years ended November 30, 2011 and 2010 were $5,264,229 and $3,957,804, respectively.

Land use rights of $245,318 and $234,607 at November 30, 2011 and 2010, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

(a)	The real estate with equipment subject to a lease finance obligation as described in Note 12 under “Finance Obligation”.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

10. Notes Receivable

Certain loans were made for strategic purposes. Notes receivable, which were non-interest bearing, except as noted below, consisted of the following:

	November 30, 2011	November 30, 2010
Inner Mongolia Tehong Investment Co., Ltd. (a)	$-	$8,884,242
Inner Mongolia Tehong Coal Chemical Co., Ltd. (a)	-	3,275,836
QuanYing Coal Mine	-	361,786
Inner Mongolia XinKe Kaolin Fabrication Plant	-	1,679,916
Inner Mongolia Tehong Glass Co., Ltd with interest at 11.16% (a)	-	477,319
Total notes receivable	$-	$14,679,099

(a) Related parties affiliated to the Company through family members of the Company’s Chairman.

11. Short Term Bank Loans

The Company has bank loans collateralized by mining rights and the real estate properties and guaranteed by the Company’s CEO and a stockholder. Relevant terms of these bank loans are as follows:

	November 30, 2011	November 30, 2010
Bank loan due 4/22/11, with interest at 6.90% (a)	$-	$2,999,850
Bank loan due 7/27/11, with interest at 5.84% (b)	-	6,599,670
Bank loan due 1/17/12, with interest at 6.94% (b)	12,546,068	-
Bank loan due 1/17/12, with interest at 6.94% (c)	8,782,247	-
Bank loan due 7/28/12, with interest at 7.22% (b)	7,809,927	-
Total	$29,138,242	$9,599,520

At November 30, 2011 and 2010, the Company had a letter of intent with a bank to provide the Company an additional line of credit in the amount of RMB 14.2 million (US$2,226,927) and RMB 156 million (US$23,398,830), respectively (b).

(a)	Loan to Heat Power, guaranteed by Coal Group and the Company’s CEO and a stockholder.
(b)	Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group
(c)	Loan to Coal Group, collateralized by mining rights of Coal Group.

12. Finance Obligation

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract”) with a leasing company covering its thermoelectric plants, heat transfer stations, and related machinery and equipment (“Transferred Assets”), having a gross value of RMB 125,635,589 (US$19,392,398). Pursuant to the Contract, Heat Power sold its Transferred Assets used for its operations to the leasing company RMB 60,000,000 (US$9,261,260) in cash. Under the Contract, Heat Power leased back the Transferred Assets with a quarterly installment payment of RMB 3,555,163 (US$548,755) until April 2016, when the Contract expires. The Contract is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets at a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of the Contract, Heat Power paid a servicing fee of RMB 3,300,000 (US$502,337) and a refundable deposit of RMB 9,000,000 (US$1,389,189).

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

Future payments of the finance obligation as of November 30, 2011 are as follows:

Year Ending	Annual
November 30,	Amount

2012	$2,226,867
2013	2,230,166
2014	2,230,166
2015	2,230,166
Thereafter	1,115,083
10,032,448
Less: amount representing interest	1,429,547
Finance obligation	8,602,901
Less: current portion of finance obligation	1,695,944
Finance obligation, net of current portion	$6,906,957

Interest expense related to the finance obligation amounted to US$523,810 and $0 for the years ended November 30, 2010 and 2011, respectively. The refundable deposit is included in other long term assets in the consolidated balance sheet as of November 30, 2011. The costs related to the Contract of RMB 4,800,000 (US$752,764) are being amortized by the interest method over the life of the lease.

13. Fair Value Measurements

The Company did not have any applicable assets measured at fair value at November 30, 2011.

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2010:

	Level 1	Level 2	Level 3	Total
Notes receivable	$-	$-	$14,679,099	$14,679,099
Total	$-	$-	$14,679,099	$14,679,099

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

Notes Receivable

Balance, December 1, 2009	$7,913,100
Purchases, sales, issuance and settlements (net)	6,765,999
Balance, November 30, 2010	14,679,099
Settlements	(14,679,099)
Balance, November 30, 2011	$-

14. Cost of Revenue and Expenses

Details of the cost of revenues for the years ended November 30, 2011 and 2010 are as follows:

	2011	2010

Salaries and wages	$1,421,505	$1,214,218
Operating supplies	1,661,594	578,377
Depreciation and amortization	5,471,679	4,064,506
Repairs	439,531	304,333
Coal and freight	90,234,807	43,668,259
Utilities	5,253,737	3,671,047
Other	450,857	617,379
Total	$104,933,710	$54,118,119

Details of the selling expenses for the years ended November 30, 2011 and 2010 are as follows:

	2011	2010

Transportation and storage	$4,366,273	$3,738,736
Sales tax and other expenses	2,169,241	1,323,432
Office	388,307	259,538
Salaries and welfares	239,188	168,916
Depreciation	26,254	19,060
Total	$7,189,263	$5,509,682

Details of the general and administrative expenses for the years ended November 30, 2011 and 2010 are as follows:

	2011	2010

Professional and other fees	$2,716,528	$1,039,866
Office and other	953,947	942,352
Salaries and welfare	1,054,906	797,840
Travel	439,086	393,775
Depreciation	485,609	290,822
Repairs	125,182	89,691
Tax fee	173,493	162,913
Stock-based compensation	42,621	99,202
Total	$5,991,372	$3,816,461

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

15. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government. The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for the purchase of coal used in providing heat. Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices. Government subsidies amounted to $1,060,309 and $5,511,922 for the years ended November 30, 2011 and 2010, respectively. All the government subsidies are included in revenues in the consolidated statements of income and other comprehensive income.

16. Rental Income

The Company entered into rental agreements with four unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income is as follows:

Year Ending	Annual
November 30,	Amount

2012	$210,277
2013	196,032
2014	196,032
2015	12,938
$615,279

Rental income, under operating leases, included in non-operating income in the consolidated statements of income and other comprehensive income for the years ended November 30, 2011 and 2010 was $366,628 and $250,122, respectively.

17. Income Taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. The laws of the PRC permit the carryforward of net operating losses for a period of five years. At November 30, 2011, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power. A full valuation allowance has been established for the year ended November 30, 2009 since the Company is unable to determine if and when those benefits will be realized. There are no deferred tax assets or liabilities as of November 30, 2011 and 2010.

The following is a reconciliation of the statutory rate with the effective income tax rate for the periods presented:

2011	Tax Provision	Rate of Tax

Tax at statutory rate	$9,552,173	25.00%
Tax effect of loss of subsidiaries	40,270	0.11%
Non deductible expenses	390,779	1.02%
Tax effect of eliminated intercompany profit	590,245	1.54%
Tax at effective tax rate	$10,573,467	27.67%

2010	Tax Provision	Rate of Tax

Tax at statutory rate	$5,957,894	25.00%
Non deductible expenses	24,801	0.10%
Tax effect of eliminated intercompany profit	253,721	1.07%
Tax at effective tax rate	$6,236,416	26.17%

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005. The Company was also late in filing for the years ended November 30, 2007 and 2008. Failure to furnish any information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities in respect to any transactions that the Company or any of its subsidiaries may have engaged in through November 30, 2011. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended November 30, 2002 to 2010 remain open to examination by tax authorities.

18. Stock-Based Compensation

In 2008, the Company granted to its officers, directors and independent consultants options to purchase 4,500,000 shares of common stock with exercise price at US$0.50. In 2010, the options were either expired or cancelled.

On May 31, 2010, the Company granted to each of its three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.02 per share. The options vested over one year in equal, quarterly installments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2010, subject to their continued service as a director.

On September 5, 2011, the Company granted another option to two of its three independent directors to purchase 20,000 shares of common stock and one of its three independent directors to purchase 15,000 shares of common stock at an exercise price of US$0.39 per share. The options vest over one year in equal, quarterly instalments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2011, subject to their continued service as a director. The Compensation Committee of the Board of Directors has determined the performance conditions have been met.

The fair value of the options is estimated using the Black-Scholes option pricing model. Expected volatility is based on historical volatility data of the Company’s stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options. The weighted average estimated grant date fair value for options granted to the independent directors was US$1.24 per share.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

September 5, 2011
Expected dividend yield	-
Expected stock price volatility	182.07%
Risk free interest rate	2.00%
Expected life (years)	10 years

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

May 31, 2010
Expected dividend yield	-
Expected stock price volatility	210.57%
Risk free interest rate	3.29%
Expected life (years)	10 years

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income, was $42,621 and $99,202 for the year ended November 30, 2011 and 2010, respectively.

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	10 years	-
Granted	55,000	0.39	10 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at November 30, 2011	115,000	$1.24	10 years	-

Vested and expected to vest at November 30, 2011	85,000	$1.54	10 years	-

Exercisable at November 30, 2011	85,000	$1.54	10 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the years ended November 30, 2011 and 2010.

As of November 30, 2011, $4,857 of total unrecognized compensation costs related to non vested options were scheduled to be recognized through May 31, 2012.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

The Company entered into a Terms of Services and Release Agreement with the Company’s CEO, a consulting firm, and Fortune Place Holdings Limited (“Fortune Place”), a British Virgin Islands corporation. The Company’s CEO is the sole director of Fortune Place. Pursuant to the terms of the agreement, the consulting firm would be entitled to receive equity consideration of 1,800,000 restricted shares of the Company held by Fortune Place for consulting services rendered to the Company, contingent upon the completion of all of the consulting services enumerated in the agreement. The filing of the Company’s Form 10-Q for the quarter ended February 28, 2011 represented the final item of the consulting services that the consulting firm was required to complete (“Completion Date”). As of the Completion Date, the fair value of shares transferred for the services rendered to the Company were valued at $1,386,000 and recorded as general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the year ended November 30, 2011. The fair value of the transferred shares has been shown as an increase to additional paid-in capital for the year ended November 30, 2011 in the accompanying consolidated statements of changes in stockholders’ equity.

The Company issued an aggregate of 60,000 share of common stock to an investor relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of the stock was $121,800, which has been included in general and administrative expenses in the accompanying consolidated statements of income and other comprehensive income for the year ended November 30, 2011.

19. Contingencies

As is customary in the PRC, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance. As a result, the Company is effectively self-insuring risk of potential accidents or loss that may occur in the workplace. Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its consolidated financial statements.

The PRC has enacted legislation which appears to restrict the ability of entities considered foreign, like the Company, to have ownership interest in operating companies located in the PRC. The Company has taken steps to avoid any potential adverse impact of this legislation. (See Note 1)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005. The Company was also late in filing for the years ended November 30, 2007 and 2008. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. The Company filed the delinquent returns and sought waivers of any penalties under the IRS 2011 Offshore Voluntary Disclosure Initiative. Under the Initiative, the IRS has indicated that it will not impose a penalty for the failure to file delinquent information returns (Form 5471) if there are no underreported tax liabilities and the information returns are filed by August 31, 2011. The Company is unable to determine the amount of any additional penalties that may be assessed at this time. Management is of the opinion that additional penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company was late in filing the information reports for the years ended November 30, 2004 through 2008 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank accounts. The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

20. Preferred stock

On October 21, 2010, the Board of Directors of the Company adopted resolutions authorizing 5,000,000 shares of preferred stock. As a result, the Company’s authorized shares of common stock was reduced from 200,000,000 shares to 195,000,000 shares with the creation of a new class of 5,000,000 shares of preferred stock upon filing of the Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State on January 11, 2011. The total number of shares the Company is authorized to issue did not change.

21. Condensed Financial Information of Registrant

The following condensed financial information of the US parent company only balance sheets as of November 30, 2011 and 2010, and the US parent company only statements of operations, and cash flows for the years ended November 30, 2011 and 2010:

Balance Sheets

	November 30,
	2011	2010
ASSETS
Other assets:
Investment in subsidiaries and VIEs	$84,222,258	$52,542,087
Total other assets	84,222,258	52,542,087

TOTAL ASSETS	$84,222,258	$52,542,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other liabilities	$189,406	$586,065
Total current liabilities	189,406	586,065

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares and 0 shares authorized at November 30, 2011 and November 30, 2010, respectively; none issued and outstanding shares	-	-
Common stock: $0.001 par value; 195,000,000 shares and 200,000,000 shares authorized at November 30, 2011 and November 30, 2010, respectively; 45,060,000 shares and 45,000,000 issued and outstanding at November 30, 2011 and November 30, 2010, respectively	45,060	45,000
Additional paid-in capital	10,163,545	8,970,805
Paid in capital – stock options	456,823	99,202
Retained earnings	73,367,424	42,841,015
Total stockholders’ equity	84,032,852	51,956,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,222,258	$52,542,087

Statements of Operations

	For the Years Ended November 30,
	2011	2010
Revenues:
Share of earnings from investment in subsidiaries and VIEs	$32,663,341	$19,290,452
Total revenues	32,663,341	19,290,452

Operating expenses:
General and administrative	2,136,932	685,267
Total operating expenses	2,136,932	685,267

Net income	$30,526,409	$18,605,185

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Statements of Cash Flows

	For the Years Ended November 30,
	2011	2010

Cash flows from operating activities:
Net income	$30,526,409	$18,605,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share of earnings from investment in subsidiaries	(32,663,341)	(19,290,452)
Stock-based compensation	1,550,421	99,202
Changes in operating assets and liabilities:
(Decrease) increase in accrued liabilities and other payables	(396,659)	466,065
Net cash (used in) operating activities	(983,170)	(120,000)

Cash flows from financing activities:
Advance from shareholders	983,170	120,000
Net cash provided by financing activities	983,170	120,000

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting. Such investment is presented as “Investment in subsidiaries and VIEs” on the balance sheets and shares of the subsidiaries and VIEs’ profits are presented as “Equity in profits of subsidiaries and VIEs” in the statements of income.

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

The US parent company has no assets other than investments in its subsidiaries and VIEs. There were no cash transactions in the parent company during the years ended November 30, 2011 and 2010.

Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of its net assets to the Company in the form of dividend payments, loans or advances. The restrictions include paid-up capital and statutory reserves of the Company’s PRC subsidiary and the net assets of the VIEs, totalling $84,032,852 and $51,956,022 as of November 30, 2011 and 2010.

In addition, the Company’s operations and revenues are conducted and generated in the PRC, all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the registrant to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIEs exceed 25% of the consolidated net assets of the Company.

22. Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

23. Major Customers

The following table shows each of the customers who account for sales of approximately 10% or greater of Coal Group:

2011

Zhejiang Coal Development Co., Ltd.	17%
Huadian Coal Group Trading Co., Ltd.	13%

2010

Qinhuangdao Minfeng Coal Trading Co., Ltd.	16%
Zhangjiagang Xindongming Coal Trading Co., Ltd.	10%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2012.

CHINA ENERGY CORPORATION

By:	/s/ WenXiang Ding
Name: WenXiang Ding
Title: President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ WenXiang Ding	Chairman, Chief Executive Officer, President, Secretary, Treasurer and Director
WenXiang Ding	(Principal Executive Officer)	March 14, 2012

/s/ Fu Xu	Acting Chief Financial Officer
Fu Xu	(Principal Financial and Accounting Officer)	March 14, 2012

/s/ YanHua Li
YanHua Li	Director	March 14, 2012

/s/ Stephen Markscheid
Stephen Markscheid	Director	March 14, 2012

/s/ Paul Li
Paul Li	Director	March 14, 2012

/s/ Tieming Ge
Tieming Ge	Director	March 14, 2012