Form 10-Q
period 2012-02-29
China Energy CORP
filed 2012-04-23
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 29, 2012

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

45,060,000 shares of Common Stock, $ 0.001 par value, outstanding as of April 16, 2012.

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

2

ITEM 1. INTERIM FINANCIAL STATEMENTS.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29,	November 30,
	2012	2011
	(Unaudited)	(Audited)
	U.S.$	U.S.$
ASSETS
Current assets:
Cash and cash equivalents	$39,337,871	$31,007,269
Accounts receivables, net of allowance for doubtful accounts of $11,399 and $11,251, respectively	17,565,411	17,364,962
Other receivables	14,750,155	24,562,536
Inventories	17,439,263	10,096,645
Prepaid expenses	230,745	323,072
Advance to suppliers	47,737,171	27,566,516
Total current assets	137,060,616	110,921,000

Fixed assets, net	64,318,280	62,937,747

Other assets:
Investment property, net of accumulated depreciation of $525,905 and $475,649, respectively	5,758,019	5,730,169
Mining right, net of amortization of $1,748,030 and $1,635,072, respectively	3,040,943	3,091,565
Restricted cash	582,684	573,542
Other long term assets	3,818,898	3,889,144
Total other assets	13,200,544	13,284,420

TOTAL ASSETS	$214,579,440	$187,143,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$30,158,100	$29,138,242
Accounts payable	25,512,314	21,716,148
Advance from customers	23,205,729	10,321,920
Accrued liabilities	579,075	629,016
Other payables	15,483,790	13,111,017
Stockholder loans	9,676,101	9,452,712
Current portion of finance obligation	1,747,084	1,695,944
Current portion of deferred income	1,377,484	1,333,695
Total current liabilities	107,739,677	87,398,694

Non-current liabilities
Finance obligation, net of current portion	6,550,337	6,906,957
Deferred income, net of current portion	8,814,964	8,804,664
Total non-current liabilities	15,365,301	15,711,621

Total liabilities	123,104,978	103,110,315

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding shares	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding at February 29, 2012 and November 30, 2011, respectively	45,060	45,060
Additional paid-in capital	10,623,768	10,620,368
Retained earnings	63,046,274	56,818,378
Statutory reserves	9,107,174	9,032,855
Accumulated other comprehensive income	8,652,186	7,516,191
Total stockholders’ equity	91,474,462	84,032,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,579,440	$187,143,167

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	February 29, 2012	February 28, 2011
	U.S.$	U.S.$

Revenues	$38,687,151	$22,352,729
Cost of revenues	(25,134,850)	(14,353,986)
Gross profit	13,552,301	7,998,743

Operating expenses:
Selling and marketing	3,312,157	1,243,806
General and administrative	1,724,894	1,117,130
Total operating expenses	5,037,051	2,360,936

Income from operations	8,515,250	5,637,807

Other income and (expenses)
Finance expenses, net	(801,632)	(320,942)
Non-operating income	177,899	433,204
Non-operating expenses	(100,273)	(79,999)
Income before provision for income taxes	7,791,244	5,670,070

Provision for income taxes	(1,489,029)	(1,305,860)

Net income	6,302,215	4,364,210

Other comprehensive income
Foreign currency translation adjustment	1,135,995	808,004
Total comprehensive income	$7,438,210	$5,172,214

Net income per common share
Basic and diluted	$0.14	$0.10

Weighted average common shares outstanding
Basic and diluted	45,060,000	45,000,000

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the THREE Months Ended FEBRUARY 29, 2012

(UNAUDITED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity
		(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)
Balance as of November 30, 2011	45,060,000	$45,060	$10,620,368	$56,818,378	$9,032,855	$7,516,191	$84,032,852
Net income	-	-	-	6,302,215	-	-	6,302,215
Other comprehensive income	-	-	-	-	-	1,135,995	1,135,995
Stock-based compensation	-	-	3,400	-	-	-	3,400
Appropriation of statutory reserves	-	-	-	(74,319)	74,319	-	-
Balance as of February 29, 2012	45,060,000	$45,060	$10,623,768	$63,046,274	$9,107,174	$8,652,186	$91,474,462

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	February 29,	February 28,
	2012	2011
	U.S.$	U.S.$
Cash flows from operating activities:
Net profit	$6,302,215	$4,364,210
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in allowance for doubtful accounts		(44,110)
Depreciation and amortization	2,264,626	1,386,351
Stock-based compensation	3,400	18,274
Interest accrued on shareholder loans	98,291	410,925
Loss on disposal of property, plant and equipment	12,899	-
Changes in operating assets and liabilities:
Increase in restricted cash	(9,142)	(7,952)
Increase in accounts receivable	(200,597)	(3,956,272)
Decrease in other receivables	9,812,381	1,609,480
Decrease in prepaid expenses	92,327	-
(Increase) in advances to suppliers	(19,889,193)	(2,039,626)
(Increase) in inventories	(7,342,618)	(9,525,899)
Increase in deferred income	54,089	288,620
Increase (decrease) in accounts payable	5,895,474	(195,388)
Increase (decrease) in advances from customers	12,883,808	(149,974)
Increase (decrease) in accrual liabilities and other payables	2,322,832	(1,455,687)
Net cash provided by (used in) operating activities	12,300,792	(9,297,048)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,874,099)	(2,109,950)
Increase in construction in progress	(92,340)	-
Payments made on other long term assets	(15,820)	(721,500)
Payments received on notes receivable	-	11,355,556
Net cash (used in) provided by investing activities	(4,982,259)	8,524,106

Cash flows from financing activities:
Proceeds from short term bank loans	22,147,693	12,033,151
Principal payments made on short term bank loans	(21,514,902)	-
Repayments of lease finance obligation	(417,101)	-
Repayments of shareholders loans	-	(58,305)
Net cash provided by financing activities	215,690	11,974,846

Effect of exchange rate changes on cash	796,379	(69,586)

Net change in cash and cash equivalents	8,330,602	11,132,318
Cash and cash equivalents, beginning of period	31,007,269	4,580,540

Cash and cash equivalents, end of period	$39,337,871	$15,712,858
Supplemental disclosure of cash flow information

Cash paid for interest	$534,045	$290,504
Cash paid for income taxes	$2,096,253	$3,280,944

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law. It was not until certain changes in PRC law, which became definitive in 2006, that the Company was made clear that a series of procedures of governmental approvals and certain additional corporate actions would be conditions precedent to that perfection. The Company does not believe the lack of perfection impairs its ability to exercise control over the Coal Group and Heat Power as it continues to exercise control over them, consistent with the intent of the original shareholders.

On July 13, 2009, the Company entered into a framework agreement which detailed the actions contemplated for the restructuring of the Company, Coal Group and Heat Power under a "variable interest entity" (“VIE”) structure to meet the current requirements of PRC law.

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

2. Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of February 29, 2012 and for the three months ended February 29, 2012 and February 28, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”), which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended February 29, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the annual financial statements of the Company for the year ended November 30, 2011.

All financial statements and notes to the financial statements are presented in U.S. dollars.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU No. 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company does not believe that the adoption of this standard will not have any material impact on its consolidated financial statements.

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	February 29, 2012	November 30, 2011	February 28, 2011
Balance sheet items, except for the common stock, additional paid-in capital, statutory reserves and retained earnings, as of period end	US$1=RMB 6.2935	US$1=RMB 6.3765	N/A

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows for the period	US$1=RMB 6.3212	N/A	US$1=RMB 6.6483

For the three months ended February 29, 2012 and February 28, 2011, foreign currency translation adjustments of approximately $1,135,995 and $808,004 have been reported as other comprehensive income in the consolidated statements of income and comprehensive income.

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides an allowance where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of February 29, 2012 and November 30, 2011, the balance of allowance for doubtful accounts was $11,399 and $11,251, respectively. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Included in accounts receivable are accounts receivable from an entity affiliated to the Company through a family member of the Company’s Chairman of $1,687,024 and $1,712,113 as of February 29, 2012 and November 30, 2011, respectively.

Inventories

Inventories consist of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not make any inventory provision for the three months ended February 29, 2012 and February 28, 2011.

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

Restricted Cash

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of rehabilitation costs as required by the PRC government. The long-term deposits earn an interest rate of 0.50% per annum, which is determined by the PRC government.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the three months ended February 29, 2012 and February 28, 2011.

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

Resource Compensation Fees

In accordance with the relevant regulations in PRC, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $103,364 and $88,663 for the three months ended February 29, 2012 and February 28, 2011, respectively, which is included in cost of revenues in the consolidated statements of income and comprehensive income.

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value at February 29, 2012 and November 30, 2011.

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside in a safety fund RMB 6 per ton of raw coal mined, and RMB 10.5 per ton for a maintenance fund. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

The statutory reserves consist of the following:

	February 29, 2012	November 30, 2011

Statutory surplus reserve and welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve	6,659,576	6,585,257
Total statutory reserves	$9,107,174	$9,032,855

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options. FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statements of income over the requisite service period.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

All of the Company’s businesses are transacted in RMB, which is not freely convertible into other currencies. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 84 million (equivalent to $13.3 million) as of February 29, 2012, during the periods reported herein, there were no other transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

	Three Months Ended
	February 29, 2012			February 28, 2011
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	$7,242,178	$30,139,330	$37,381,508	$6,096,304	$16,256,425	$22,352,729
Sales – government subsidies	1,305,643	-	1,305,643	-	-	-
Interest expenses, net	297,736	503,896	801,632	144,842	176,100	320,942
Depreciation and amortization	1,705,425	559,201	2,264,626	1,023,331	363,020	1,386,351
Segment income	531,230	5,926,774	6,458,004	563,009	4,033,853	4,596,862

	February 29, 2012			November 30, 2011
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	$78,680,467	$135,898,973	$214,579,440	$71,566,508	$115,576,659	$187,143,167
Construction in progress	2,895,303	18,273	2,913,576	2,801,159	18,035	2,819,194
Investment property, net	3,768,361	1,989,658	5,758,019	3,754,281	1,975,888	5,730,169

Reconciliation of the total segment income to net income included in the consolidated financial statements is as follows:

	For the Three Months Periods Ended
	February 29, 2012	February 28, 2011

Total segment income	$6,458,004	$4,596,862
Unallocated corporate expenses	(155,789)	(232,652)
Net income	$6,302,215	$4,364,210

4.	Shareholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by stockholder loans. Balances are as follows:

	February 29, 2012	November 30, 2011

Ordos City YiYuan Investment Co., Ltd.	$1,784,218	$1,702,421
Hangzhou Dayuan Group, Ltd.	5,831,462	5,736,898
Inner Mongolia Duoyida Mining Co. Ltd.	2,060,421	2,013,393
Total	$9,676,101	$9,452,712

The stockholder loans are due on demand and bore interest as follow:

	February 29, 2012		November 30, 2011
	Balance	Interest rate	Balance	Interest rate
Stockholder loans – interest bearing	$7,023,119	5.31% and 7.32%	$6,931,702	5.31%
Interest payable	2,652,982		2,521,010
Total	$9,676,101		$9,452,712

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

5.	Lease Obligation

The Company leases office space under an operating lease expiring December 31, 2015. The minimum future annual rent payments under the lease as of February 29, 2012 are approximated as follows:

Year Ending	Annual
November 30,	Amount

2012	$77,461
2013	103,281
2014	103,281
2015	103,281
2016	8,607

Total	$395,911

Rent expense charged to operations for the three months ended February 29, 2012 and February 28, 2011 were $25,707 and $22,562, respectively.

6.	Other Payables

Included in other payables are advances from a family member of the Company’s Chairman totalling $4,766,823 and $4,704,775 as of February 29, 2012 and November 30, 2011, respectively. Included in other payables is also an advance from an entity affiliated to the Company through a family member of the Company’s Chairman of $755,541 and $0 as of February 29, 2012 and November 30, 2011, respectively. Those advances are non-interest bearing and payable on demand. At February 29, 2012 and November 30, 2011, other payables amounted to $15,483,790 and $13,111,017, respectively.

7.	Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases. At February 29, 2012 and November 30, 2011, advances amounted to $47,737,171 and $27,566,516, respectively. There is no interest due on these advances and they are offset against billings as they are made by the suppliers.

8.	Other Receivables

Other receivables consist of the following:

	February 29, 2012	November 30, 2011

Loans to suppliers and other associated firms	$8,643,454	$20,499,415
Employee expense advances	1,810,944	739,596
Government subsidies receivable	3,711,065	2,368,440
Heat network access fee receivable	570,445	955,085
Rental fee receivable	14,247	-
Total	$14,750,155	$24,562,536

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through a family member of the Company’s Chairman of $762,303 and $752,380 as of February 29, 2012 and November 30, 2011, respectively. Also included in loans to suppliers and other associated firms are advances to Heat Power’s Vice President and family members of the Company’s Chairman of $1,104,505 and $39,923 as of February 29, 2012 and November 30, 2011, respectively. Those advances are non-interest bearing and payable on demand.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances. In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor. The Company considers all other receivables at February 29, 2012 and November 30, 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9.	Fixed Assets

Fixed assets, consisting principally of buildings and equipment and construction in progress, are summarized as follows:

	February 29, 2012	November 30, 2011

Buildings	$10,901,911	$10,777,208
Machinery & equipment	46,918,090	43,845,438
Transferred assets (a)	19,962,753	19,702,907
Automotive equipment	1,992,491	1,953,696
Office Equipment	1,398,612	1,379,812
Construction in progress	2,913,576	2,819,194
	84,087,433	80,478,255
Accumulated depreciation	(19,769,153)	(17,540,508)
Fixed assets, net	$64,318,280	$62,937,747

(a) The real estate with equipment subject to a lease finance obligation as described in Note 12 under “Finance Obligation”.

Depreciation expense charged to operations for the three months ended February 29, 2012 and February 28, 2011 was $1,993,019 and $1,255,454, respectively.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

Land use rights of $248,553 and $245,318 at February 29, 2012 and November 30, 2011, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

10.	Short Term Bank Loans

The Company has bank loans collateralized by the investment property and guaranteed by a related party. Relevant terms of these bank loans are as follows:

	February 29, 2012	November 30, 2011
Bank loan due 1/17/12, with interest at 6.94% (a)	$-	$12,546,068
Bank loan due 1/17/12, with interest at 6.94% (b)	-	8,782,247
Bank loan due 7/28/12, with interest at 7.22% (a)	7,912,926	7,809,927
Bank loan due 12/14/12, with interest at 7.22% (b)	12,711,528	-
Bank loan due 1/12/13, with interest at 7.22% (b)	9,533,646	-
Total	$30,158,100	$29,138,242

(a) Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group

(b) Loan to Coal Group, collateralized by mining rights of Coal Group.

At February 29, 2012 and November 30, 2011, the Company had a letter of intent with a bank to provide the Company an additional line of credit in the amount of RMB10.2 million (US$1,620,720) and RMB 14.2 million (US$2,226,927), respectively (b).

11.	Finance Obligation

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

Future payments of the finance obligation as of February 29, 2012 are as follows:

Year Ending
November 30,

2012	$1,689,669
2013	2,259,578
2014	2,259,578
2015	2,259,578
Thereafter	1,128,118

9,596,521
Less: amount representing interest	1,299,100

Finance obligation	8,297,421
Less: current portion of finance obligation	1,747,084

Finance obligation, net of current portion	$6,550,337

Interest expense related to the finance obligation amounted to US$199,948 and zero for the three months ended February 29, 2012 and February 29, 2011, respectively. The refundable deposit is included in other long term assets in the consolidated balance sheet as of February 29, 2012 and November 30, 2011. The costs related to the Contract of RMB 4,800,000 (US$740,901) are being amortized by the interest method over the life of the lease.

12.	Rental Income

The Company entered into rental agreements with various unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income is as follows:

Year Ending
November 30,

2012	$149,970
2013	198,618
2014	198,618
2015	37,208

$584,144

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

Rental income, under operating leases, included in non-operating income in the consolidated statements of income and other comprehensive income for the three months ended February 29, 2012 and February 28, 2011 was $70,608 and $88,368, respectively. The related rental fee receivable of $14,247 at February 29, 2012 is included in other receivables on the consolidated balance sheets.

13.	Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government. The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for purchase of coal used in providing heat. Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices. Government subsidies amounted to $1,305,643 and $0 for the three months ended February 29, 2012 and February 28, 2011, respectively. All the government subsidies are included in revenues in the consolidated statements of income and other comprehensive income.

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

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. There are no deferred tax assets or liabilities as of February 29, 2012 and November 30, 2011.

The following is a reconciliation of the statutory rate with the effective income tax rate for the periods presented:

Three months ended February 29, 2012	Tax Provision	Rate of Tax

Tax at statutory rate	$1,947,811	25.00%
Non deductible expenses	850	0.01%
Tax effect of loss of subsidiaries	71,109	0.91%
Tax effect of eliminated intercompany profit	(530,741)	(6.81)%

Tax at effective tax rate	$1,489,029	19.11%

Three months ended February 28, 2011	Tax Provision	Rate of Tax

Tax at statutory rate	$1,417,518	25%
Non deductible expenses	4,569	0.08%
Tax effect of eliminated intercompany profit	(116,227)	(2.04)%

Tax at effective tax rate	$1,305,860	23.04%

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” (“FIN 48”), as codified in ASC 740. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company does not have any accruals for uncertain tax positions as of February 29, 2012.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons With Respect to Certain Foreign Corporations” for the years ended November 30, 2002 through 2005. The Company was also late in filing for the years ended November 30, 2007 and 2008. Failure to furnish any information return with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. The Company is unable to determine the amount of any penalties that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liability in respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 29, 2012. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended November 30, 2002 to 2010 remain open to examination by tax authorities.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

On September 5, 2011, the Company granted another option to two of its three independent directors to purchase 20,000 shares of common stock and to the other independent director to purchase 15,000 shares of common stock at an exercise price of US$0.39 per share. The options vest over one year in equal, quarterly instalments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2011, subject to their continued service as a director. The Compensation Committee of the Board of Directors has determined the performance conditions have been met.

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

The stock-based compensation, included in general and administrative expenses in the consolidated statements of income and other comprehensive income, was $3,400 and $18,274 for the three months ended February 29, 2012 and February 28, 2011, respectively.

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	10 years	-
Granted	55,000	0.39	10 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at November 30, 2011	115,000	$1.24	10 years	-

Vested and expected to vest at February 29, 2012	100,000	$1.37	10 years	-

Exercisable at February 29, 2012	100,000	$1.37	10 years	-

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three months ended February 29, 2012.

As of February 29, 2012, $1,457 of total unrecognized compensation costs related to non vested options will be recognized through May 31, 2012.

The Company entered into a Terms of Services and Release Agreement with the Company’s CEO, a consulting firm, and Fortune Place Holdings Limited (“Fortune Place”), a British Virgin Islands corporation. The Company’s CEO is the sole director of Fortune Place. Pursuant to the terms of the agreement, the consulting firm would be entitled to receive equity consideration of 1,800,000 restricted shares of the Company held by Fortune Place for consulting services rendered to the Company, contingent upon the completion of all of the consulting services enumerated in the agreement. The filing of the Company’s Form 10-Q for the quarter ended February 28, 2011 represented the final item of the consulting services that the consulting firm was required to complete (“Completion Date”). As of the Completion Date, the fair value of shares transferred for the services rendered to the Company was valued at $1,386,000 and was included in additional paid-in capital.

The Company issued 60,000 share of common stock to an investor relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of the stock was $121,800 and was included in additional paid-in capital.

16.	Contingencies

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

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

(UNAUDITED)

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Coal Group is the major revenue and profit driver of the Company. For the three month periods ended February 29, 2012 and February 28, 2011, Coal Group contributed78% and 73%to our total revenue, respectively, with the balance attributable to Heat Power.  While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

In addition to directly selling coal from our mine location, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producer’s mine to the Qinhuangdao port.   The source of the coal sold by our trading business is either from the Laiyegou coal mine or from other local coal producers.  Our business of buying and re-selling coal has expanded since 2010 as a result of our receipt of additional quota from the local railway bureau.  Due to the increased quota, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our official confirmed quota increased to 760,000 metric tons in 2011from 660,000 metric tons in 2010, and maintained at the same level in 2012.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2012 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

Through Coal Group, we produced and sold 216,515 metric tons of coal in the three month period ended February 29, 2012 at our Laiyegou coal mine, representing a 64% increase over the same period in 2011 and we increased our coal trading volume by selling 284,540 tons of coal in the three month period ended February 29, 2012, representing a 48% increase over the same period in 2011. Going forward, we plan to leverage on the rich coal reserves in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2011, Heat Power increased its coverage area from approximately3,300,000 square meters to approximately 4,000,000 square meters due to the development of the Xuejiawan area.  For the three month period ended February 29, 2012, we increased electricity sales to approximately 35.222 million kWh, representing a 0.2% increase as compared to the same period of 2011.

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

Results of Operations

Results of operations – Three Months Ended February 29, 2012

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended February 29, 2012 compared to the same period ended February 28, 2011:

Coal Group
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$30,139,330	78	$16,256,425	73
Cost of revenues	$17,370,140	45	$8,836,830	40
Gross Profit	$12,769,190	33	$7,419,595	33

Heat Power
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$8,547,821	22	$6,096,304	27
Cost of revenues	$7,764,710	20	$5,517,156	24
Gross Profit	$783,111	2	$579,148	3

Coal Group

For the three months ended February 29, 2012, revenues for Coal Group were $30,139,330 compared to $16,256,425 in the comparable three months in 2011. The $ 13,882,905 increase was mainly due to the increase of in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading business by 64% and 48%, respectively from the corresponding period in 2011.

Coal Trading
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$15,463,822	40	$9,625,599	43
Cost of revenues	13,516,606	35	6,530,286	29
Gross Profit	$1,947,216	5	$3,095,313	14

Coal Production
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$14,675,508	38	$6,630,826	30
Cost of revenues	3,853,534	10	2,306,544	11
Gross Profit	$10,821,974	28	$4,324,282	19

Coal Group produced approximately 216,515 metric tons of coal during the three months ended February 29, 2012, compared to 132,383 metric tons in the comparable three months in 2011. Volume of coal sold by our proprietary trading business was approximately 284,540 metric tons during the three months ended February 29, 2012 as compared to 192,266 metric tons during the three months ended February 28, 2011. The increase in coal production volume in the first quarter was mainly due to permission granted by the local government to increase the coal volume which is allowed to be produced and sold by the Company since the third quarter of 2011. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the 44 major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia Government. The Company believes that this governmental decision to promote the Company is the reason behind the Company being permitted to produce and sell more coal than previously allowed.

Heat Power

For the three months ended February 29, 2012, revenues for Heat Power were $8,547,821 compared to $6,096,304 in the comparable three months in 2011.

For the three months ended February 29, 2012, revenues generated by Heat Power from its electricity operations were $1,287,085 compared to $1,174,129 in the comparable three month period in 2011.  Our revenue during the third quarter from our electricity operations was as follows:

Electricity Revenue for First Quarter

			Units of
			power
			supplied		Revenue
	Unit Price* ($/kWh)		(1000kWh)		($)
Period	2012	2011	2012	2011	2012	2011	Variance
December	0.04	0.03	14,892	15,352	$495,703	$512,996	$(17,293)
January	0.04	0.03	10,367	9,519	403,564	318,069	85,495
February	0.04	0.03	9,693	10,268	387,817	343,064	44,753

Total			34,952	35,139	$1,287,084	$1,174,129	$112,955

For the three months ended February 29, 2012, revenues generated by Heat Power from its heating supply operations were $7,260,737 compared to $4,922,175 in the comparable three month period in 2011. The $2,338,562 increase was mainly due to the expansion of the heating supply area from approximately 3.3 million square meters to approximately 4.0 million square meters. Our revenue during the first quarter in 2012 from our heating supply operations were as follows:

Heating Revenue for First Quarter

	Unit Price		Area (‘000)
	($/sq meters		sq meters		Revenue
	/month)		range)		($)
User	2012	2011	2012	2011	2012		2011	Variance
Residential	0.41	0.39	2,590	2,440	$3,135,552		$3,067,046
Non-residential	0.69	0.65	1,426	806	2,819,542		1,855,129

Total			4,016	3,246	5,955,094	*	4,922,175

* Government subsidies amounting to $1,305,643 to compensate for lower regulated residential heat price and non-residential heat price was not included in this table.

Cost of Sales

For the three months ended February 29, 2012, cost of sales increased by approximately $10,780,864 as compared to $14,353,986 in the comparable three months in 2011, as a result of changes in the following expenses:

	2012	2011	Variance
Coal & freight	$18,686,016	$10,231,806	8,454,210
Heat resource rental	2,870,418	1,610,788	1,259,630
Depreciation & depletion	1,986,707	1,255,815	730,892
Utilities	455,421	440,741	14,680
Salaries and welfares	473,689	333,548	140,141
Operating supplies	368,093	166,180	201,913
Other	294,506	315,108	(20,602)

Total	$25,134,850	$14,353,986	10,780,864

For the three months ended February 29, 2012 our overall gross margin was 35% compared to 36% in the comparable three month period in 2011.

Coal & freight: Coal & freight costs are comprised of (i) the production costs of for the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business and (iii) cost of coal consumed by Heat Power.  Our cost of coal increased principally as a result of (i)increased production cost which rose in line with the production volume, and (ii) increased coal purchases in connection with our coal trading business.

Heat resource rental: Our heat resource rental costs increased because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we expanded our service coverage area. Our service coverage area has been expanded from approximately 3.3 million square meters in 2010-2011 heat season to approximately 4.0 million square meters in 2011-2012 heat season.

Depreciation and amortization: The increase in depreciation and amortization was in line with the expanded heating supply area. We constructed more pipelines to supply heat to these areas. The increase in depreciation & amortization was also attributable to the increase of production volume in our Laiyegou coal mine.

Salaries and benefits: Salaries increased as a result of a 20% increase in pay to employees and the hiring of new personnel at Heat Power. Headcount of employees of Heat Power has been increased from 270 to 300.

Operating supplies. The increase in operating supplies resulted from the increase of the volume of limestone used in our heating supply business. We needed to mix raw coal with limestone to reduce sulfur emissions. The volume of limestone used in heating supply business was increased in line with our growing heating service coverage area.

Selling Expenses

For the three months ended February 29, 2012, selling expenses increased by $2,068,351 compared to the same period in 2011.

	2012	2011	Variance
Sales tax and other expenses	$1,875,437	$324,492	$1,532,945
Transportation & Storage	961,363	798,951	162,412
Salaries and welfares	287,742	51,265	236,477
Office	179,081	62,848	116,233
Depreciation	8,534	6,250	2,284

Total	$3,312,157	$1,243,806	2,068,351

Sales tax and other expenses. Increase in sales tax and other expenses was mainly due to (i) increase in volume of coal produced and sold at our Laiyegou coal mine and sold by the proprietary trading business by 64% and 48%, respectively from the corresponding period in 2011; and (ii) accrual of business tax for subcontracted labor cost occurred since 2009 according to the agreement entered into with a third-party service provider.

Transportation & storage: Transportation & storage expenses increased as we expanded our proprietary coal trading business.  Such expenses are expected to increase in line with coal trading volume.

General and Administrative Expenses

For the three months ended February 29, 2012, general and administrative expenses increased by approximately $607,765 as a result of changes in the following expenses:

	2012	2011	Variance
Office	$403,182	$265,245	$137,937
Salaries and welfares	374,820	251,047	123,773
Professional and other fees	321,470	328,264	(6,794)
Tax	259,461	79,781	179,680
Depreciation	167,504	90,205	77,299
Travel	145,104	95,760	49,344
Repairs	46,016	24,446	21,570
Stock options	3,400	18,274	(14,874)
Bad debt allowance	-	(44,110)	44,110
Other	3,938	8,218	(4,280)

Total	$1,724,895	$1,117,130	$607,765

Office. The increase in office expenses was mainly attributable to (i) purchase of stationery which could be used for a long period; and (ii) purchase of supplies.

Salaries and welfares. Salaries and benefits: Salaries increased mainly as a result of a 20% increase in pay to employees and the addition of Heating Power employee headcount.

Tax. Tax expenses increased mainly attributable to the payment of urban land tax on the goaf area of Laiyegou coal mine for the past three years.

Interest Expenses

For the first three months in 2012 and 2011, interest expenses amounted to $801,632and $320,942, respectively. Interest expense increased mainly because of (i) increase in interest rate per annum from 6.6% to 7.2%, and (ii) the Finance Leasing Contract entered into by Heat Power with a leasing company. Interest expense related to the finance obligation amounted to approximately US$0.2 million and zero the three months ended February 29, 2012 and February 29, 2011, respectively.

Liquidity and Capital Resources

As of February 29, 2012 we had a working capital of approximately $29,320,939.  We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. It is our view that, many of our current liabilities, which are included in the definition of working capital, do not impose strict and time sensitive cash repayment terms on us. For example, advances from customers to be repaid in coal (which we believe will be readily available), current portion of deferred income (which is the portion of pipeline construction reimbursement, already received by us, to be amortized in the next year), and shareholder loans (which we believe would not be called by a shareholder at a time adverse to the Company) amount to an aggregate of $34,259,314 of our current liabilities.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed is in excess of our current capital resources, we will explore financing options such as shareholder loans and bank loans.  Shareholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time.  Existing shareholder loans are payable on demand and accrue interest of 5.31% per annum. The outstanding balance of our shareholder loans as of February 29, 2012 was $9,676,101.

The outstanding balances and interest rates of short-term bank loans at February 29, 2012, were as follows:

Bank name	From	To	Principal	Interest rate	Security
Agricultural Bank of China	7/29/2011	7/28/2012	$7,912,926	7.216%	Secured
Agricultural Bank of China	12/15/2012	12/14/2012	12,711,528	7.216%	Secured
Agricultural Bank of China	1/13/2012	1/12/2013	9,533,646	7.216%	Secured

Cash Flows

Operating Activities:

Our cash flow provided by operating activities was $12,300,792 as compared to cash flows used in operating activities at $9,297,048 for the three months ended February 28, 2011. The following summarizes the inflow and outflow of cash for these periods:

	First Three Months
	2012	2011
Net income	$6,302,215	$4,364,210
Depreciation and amortization	2,264,626	1,386,351
(Increase) in restricted cash	(9,142)	(7,952)
(Increase) in accounts receivable	(200,597)	(3,956,272)
Decrease in other receivables	9,812,381	1,609,480
Decrease in prepaid expenses	92,327	-
(Increase) in advances to suppliers	(19,889,193)	(2,039,626)
(Increase) decrease in inventories	(7,342,618)	(9,525,899)
Increase in deferred income	54,089	288,620
(Decrease) in accounts payable	5,895,474	(195,388)
(Decrease) increase in advances from customers	12,883,808	(149,974)
(Decrease) increase in accrued liabilities and other payables	2,322,832	(1,455,687)
Others	114,590	385,089
Net cash (used in) provided by operating activities	$12,300,792	$(9,297,048)

Other receivables. The decrease in other receivables was mainly due to the repayment of loans made to suppliers in the first fiscal quarter in 2012.

Advances to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers, along with the increase of sales volume.The significant increase in the volume of coal produced and sold by Coal Group was mainly due to the permitted increase in the coal which was allowed be produced and sold by the Company. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the 44 major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia government. The Company believes that this decision to promote the Company is the reason behind the Company being permitted to produce and sell more coal than previously allowed. Our operating assets, especially advances to suppliers, increased in line with the increase in our coal trading business since 2011.

Inventory. Inventory mainly consists of coal for trading purposes. Our coal trading business volume increased to 2.8 million metric tons in the first fiscal quarter in 2012 from 1.9 million metric tons in the first fiscal quarter in 2011. In order to assure the stability of the coal trading business, we maintained a higher level of inventory balance as compared to the same period in prior year.

Accounts payable. As discussed the above, our operating assets, including the outstanding balance of accounts payable, rose in line with the expanding coal production and trading business.

Advances from customers. Advances on sales of coal represent the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances increased during the first fiscal quarter of 2012 as a result of more orders as of the last several days of the period. The level of advances fluctuates depending upon how quickly Coal Group delivers coal to customers.

Accrued liabilities and other payables. These amounts consist of, among others, accruals made for loan interest, repairs and maintenance of heating plants, labor union fees, social insurance and technical training for our employees. Increase in accrued liabilities and other payables was mainly due to (i) an advance from an entity affiliated to the Company through a family member of the Company’s Chairman of $0.8 million, and (ii) loans from customers of approximately $2.0 million.

Investing Activities:

Our cash flows used in investing activities were $4,982,259 for the three months ended February 29, 2012 compared to cash flows provided by investing activities at $8,524,106 for the three months ended February 28, 2011 as (i) capital used for purchasing of property, plant and equipment was increased to $4.9 million in the first fiscal quarter of 2012 from $2.1 million in the first fiscal quarter of 2011; and (ii) receipt of notes receivable, represented amounts lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman, amounting to $11.3 million in the first fiscal quarter of 2011. Notes receivable were fully repaid in cash during 2011.

Financing Activities:

Our cash flows provided by financing activities were $215,690 for the three months ended February 29, 2012 as compared to $11,974,846 for the three months ended February 28, 2011.

The outstanding balances and interest rate of shareholder loans at February 29, 2012, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,831,462	5.31%
Inner Mongolia Duoyida Mining Co. Ltd.	2,060,421	5.31%
Ordos City YiYuan Investment Co., Ltd.	1,784,218	5.31%

Total	$9,676,101

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

A.	Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  As a result of outstanding significant weaknesses in internal controls over financial reporting, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were ineffective.

B.	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended February 29, 2012, the Company’s principal executive officer and principal financial officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. .

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13A-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

 SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: April 16, 2012

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

	By:	/s/Fu Xu
Fu Xu
Acting Chief Financial Officer

