Form 10-Q
period 2012-05-31
China Energy CORP
filed 2012-07-19
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 2012

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

45,060,000 shares of Common Stock, $0.001 par value, outstanding as of July 16, 2012

1

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

CHINA ENERGY CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED

MAY 31, 2012 AND 2011

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2012	2011
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash	$34,285,849	$31,007,269
Accounts receivable, net of allowance for doubtful accounts of $11,265 and $11,251, respectively	28,650,258	17,364,962
Other receivables	14,742,036	24,562,536
Inventories	20,542,245	10,096,645
Prepaid expenses	704,151	323,072
Advance to suppliers	42,422,506	27,566,516
Total current assets	141,347,045	110,921,000

Fixed assets, net	63,711,143	62,937,747

Other assets:
Investment property, net of accumulated depreciation of $563,185 and $475,649, respectively	5,646,832	5,730,169
Mining right, net of amortization of $1,906,131 and $1,635,072, respectively	2,826,518	3,091,565
Restricted cash	575,831	573,542
Other long term assets	5,963,098	3,889,144
Total other assets	15,012,279	13,284,420

TOTAL ASSETS	$220,070,467	$187,143,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$29,803,404	$29,138,242
Accounts payable	24,750,164	21,716,148
Advances from customers	16,900,241	10,321,920
Accrued liabilities	970,607	629,016
Other payables	8,397,741	13,111,017
Stockholder loans	9,614,022	9,452,712
Current portion of finance obligations	3,059,834	1,695,944
Current portion of deferred income	1,487,186	1,333,695
Total current liabilities	94,983,199	87,398,694

Non-current liabilities
Finance obligations, net of current portion	12,256,272	6,906,957
Deferred income, net of current portion	9,447,352	8,804,664
Total non-current liabilities	21,703,624	15,711,621

Total liabilities	116,686,823	103,110,315

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding shares	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding at May 31, 2012 and November 30, 2011, respectively	45,060	45,060
Additional paid-in capital	10,625,225	10,620,368
Retained earnings	75,328,995	56,818,378
Statutory reserves	9,916,340	9,032,855
Accumulated other comprehensive income	7,468,024	7,516,191
Total stockholders’ equity	103,383,644	84,032,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,070,467	$187,143,167

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF Income And OTHER comprehensive income
 (UNAUDITED)

	For the three months ended May 31,		For the six months ended May 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Revenues	$86,540,087	$32,191,523	$125,227,238	$54,544,252
Cost of revenues	(65,718,814)	(21,572,903)	(90,853,664)	(35,926,889)
Gross profit	20,821,273	10,618,620	34,373,574	18,617,363

Operating expenses:
Selling and marketing	(2,207,548)	(1,351,996)	(5,519,705)	(2,595,802)
General and administrative	(1,925,538)	(2,366,181)	(3,650,432)	(3,483,311)
Total operating expenses	(4,133,086)	(3,718,177)	(9,170,137)	(6,079,113)

Income from operations	16,688,187	6,900,443	25,203,437	12,538,250

Other income and expenses
Interest expense, net	(900,049)	(628,762)	(1,701,681)	(949,704)
Government subsidies	756,597	-	756,597	-
Non-operating income	428,854	329,845	606,753	763,049
Non-operating expenses	(50,070)	(42,629)	(150,343)	(122,628)
Income before provision for income taxes	16,923,519	6,558,897	24,714,763	12,228,967

Provision for income taxes	(3,831,632)	(2,771,594)	(5,320,661)	(4,077,454)

Net income	13,091,887	3,787,303	19,394,102	8,151,513

Other comprehensive income
Foreign currency translation adjustment	(1,184,162)	832,589	(48,167)	1,640,593
Total comprehensive income	$11,907,725	$4,619,892	$19,345,935	$9,792,106

Net income per common share, basic and diluted	$0.26	$0.08	$0.43	$0.18

Weighted average common shares outstanding, basic and diluted	45,060,000	45,060,000	45,060,000	45,060,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the SIX Months Ended MAY 31, 2012

(UNAUDITED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income (loss)	Equity
		US$	US$	US$	US$	US$	US$
Balance as of November 30, 2011	45,060,000	$45,060	$10,620,368	$56,818,378	$9,032,855	$7,516,191	$84,032,852
Net income	-	-	-	19,394,102	-	-	19,394,102
Other comprehensive (loss)	-	-	-	-	-	(48,167)	(48,167)
Stock-based compensation	-	-	4,857	-	-	-	4,857
Appropriation of statutory reserves	-	-	-	(883,485)	883,485	-	-
Balance as of May 31, 2012 (unaudited)	45,060,000	$45,060	$10,625,225	$75,328,995	$9,916,340	$7,468,024	$103,383,644

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended May 31,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net income	$19,394,102	$8,151,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in allowance for doubtful accounts	-	(44,641)
Depreciation and amortization	4,354,907	3,007,127
Stock-based compensation	4,857	1,533,906
Interest accrued on shareholder loans	197,976	180,620
Loss on disposal of property, plant and equipment	12,906	-
Changes in operating assets and liabilities:
(Increase) in restricted cash	(2,289)	(15,879)
(Increase) in accounts receivable	(11,285,310)	(7,743,155)
Decrease in other receivables	9,820,500	2,091,373
(Increase) in prepaid expense	(381,079)	-
(Increase) in advances to suppliers	(13,761,483)	(15,461,740)
(Increase) in inventories	(10,445,600)	(8,923,265)
(Increase) in other long term assets	-	(3,593,056)
Increase in deferred income	796,179	100,248
Increase in accounts payable	1,197,528	1,646,061
Increase in advances from customers	6,578,320	1,806,317
(Decrease) in accrual liabilities and other payables	(4,371,685)	(319,752)
Net cash provided by (used in) operating activities	2,109,829	(17,584,323)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,520,042)	(4,283,784)
Increase in construction in progress	(109,429)	(117,547)
Payments made on other long term assets	(528,170)	-
Payments received on notes receivable	-	14,679,099
Net cash (used in) provided by investing activities	(4,157,641)	10,277,768

Cash flows from financing activities:
Proceeds from short term bank loans	22,160,665	20,702,358
Repayment of short term bank loans	(21,527,503)	(4,566,697)
Proceeds from finance obligations	5,710,602	9,261,260
Repayments of lease finance obligations	(841,679)	-
Repayments of stockholders loans	(47,487)	(162,518)
Net cash provided by financing activities	5,454,598	25,234,403

Effect of exchange rate changes on cash	(128,206)	502,886

Net change in cash and cash equivalents	3,278,580	18,430,734
Cash and cash equivalents, beginning of period	31,007,269	4,580,540

Cash and cash equivalents, end of period	$34,285,849	$23,011,274

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended May 31,
	2012	2011
	US $	US $
Supplemental disclosure of cash flow information

Cash paid for interest	$1,123,830	$837,541
Cash paid for income taxes	$6,480,489	$5,010,268

Supplemental disclosure of non-cash financing activities

Service fee and refundable deposit included with financing leases	$1,887,340	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

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

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law. It was not until certain changes in PRC law, which became definitive in 2006, made clear that a series of procedures of governmental approvals and certain additional corporate actions would be conditions precedents to that perfection. The Company does not believe the lack of perfection impairs its ability to exercise control over the Coal Group and Heat Power as it continues to exercise control over them, consistent with the intent of the original shareholders.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

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

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements, the WFOE provides technical and consulting services related to the business operations of each of Coal Group and Heat Power. In consideration for such services, Coal Group and Heat Power has agreed to pay an annual service fee to the WFOE in an amount equal 100% of Coal Group’s and Heat Power’s annual net income, respectively.  Each Exclusive Business Cooperation Agreement has a term of 10 years, which automatically renews unless terminated by the WFOE.  The WFOE may terminate the agreements at any time upon 30 days’ prior written notice to Coal Group or Heat Power, as the case may be.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of May 31, 2012 and for three and six month periods ended May 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2012.

Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2011.

All financial statements and notes to the financial statements are presented in US dollars.

Basis of Consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company is required to include in its consolidated financial statements the financial statements of variable interest entities. ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

The consolidated financial statements include the accounts of the Company’s WFOE and Coal Group and Heat Power since they are deemed variable interest entities and the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires that all nonowner changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not believe that the adoption of this standard had a material impact on its consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company does not believe that the adoption of this standard had a material impact on its consolidated financial statements.

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

Foreign Currency Translation

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	May 31, 2012	November 30, 2011

Balance sheet items, except for common stock, preferred stock, additional paid-in capital, statutory reserves and retained earnings, as of period end	US$1=RMB 6.3684	US$1=RMB 6.3765

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

	For the three months ended May 31,		For the Six months ended May 31,
	2012	2011	2012	2011

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	US$1=RMB 6.3139	US$1=RMB 6.5219	US$1=RMB 6.3175	US$1=RMB 6.5693

Foreign currency translation adjustments of approximately $(1,184,162) and $832,589 for the three months ended May 31, 2012 and 2011 respectively, and $(48,167) and $1,640,593 for the six months then ended, respectively, have been reported as other comprehensive (loss)income in the consolidated statements of income and comprehensive income.

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB could materially affect the Company’s financial condition in terms of US dollar reporting.

Cash and Cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of May 31, 2012 and November 30, 2011, the balance of allowance for doubtful accounts was $11,265 and $11,251, respectively. For the periods presented, the Company did not write off any accounts receivable as bad debts.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

Accounts receivable included amounts due from an entity affiliated with the Company through a family member of the Company’s Chairman of $0 and $1,712,113 as of May 31, 2012 and November 30, 2011, respectively.

Inventories

Inventories consist of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not make any inventory provisions for the three and six month periods ended May 31, 2012 and 2011.

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

Costs of mine development, expansion of the capacity of or extending the life of the mine (“Mining Structures”) are capitalized and amortized using the units-of-production (“UOP”) method over the estimated productive life of the mine based on proven and probable reserves. Mining Structures includes the main and auxiliary mine shafts, underground tunnels, ramps, and other integrant mining infrastructure.

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

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

Mining Right

All land in China belongs to the government. To extract resources from the land, the Company was required to obtain a mining right. The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005. The price of the mining right, which represents the acquisition cost of the mine, was assessed in 2005 by the Bureau to be $3,656,731. The mine acquisition cost was payable in instalments over a six year period from the date the mining right was granted. The mine acquisition cost being amortized using the UOP method over the estimated productive life of the mine based on proven and probable reserves.

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the three and six month periods ended May 31, 2012 and 2011.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

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

Resource Compensation Fees

In accordance with the relevant regulations in the PRC, a company that is engaged in the coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as compensation for the depletion of coal resources. Coal Group was required to pay a resource compensation fee of $228,634 and $108,727 for the three months ended May 31, 2012 and 2011, respectively, and $331,998 and $197,390 for the six month then ended, respectively, which is included in cost of revenues in the consolidated statements of income and comprehensive income.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value at May 31, 2012 and November 30, 2011.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares or common stock equivalents outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

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

The statutory reserves consist of the following:

	May 31, 2012	November 30, 2011

Surplus reserve and common welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve	7,468,742	6,585,257
Total statutory reserves	$9,916,340	$9,032,855

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation” which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options. FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statements of income over the requisite service period.

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

All of the Company’s businesses are transacted in RMB, which is not freely convertible into other currencies. The People’s Bank of China and other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 84 million (equivalent to U.S. $13.2 million) as of May 31, 2012, during the periods reported herein, there were no other transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	Three Months Ended May 31,
	2012			2011
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	$5,450,053	$80,178,867	$85,628,920	$5,558,737	$26,241,752	$31,800,489
Sales – government subsidies	911,167	-	911,167	391,034	-	391,034
Other income – government subsidies	-	756,597	756,597	-	-	-
Interest expense, net	385,048	515,001	900,049	234,505	394,257	628,762
Depreciation and amortization	1,304,963	785,318	2,090,281	1,044,027	576,749	1,620,776
Segment profit (loss)	750,661	12,967,917	13,718,578	77,266	4,950,527	5,027,793

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

	Six Months Ended May 31,
	2012			2011
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Sales to external customers	$12,692,231	$110,318,197	$123,010,428	$11,655,041	$42,498,177	$54,153,218
Sales - government subsidies	2,216,810		2,216,810	391,034	-	391,034
Other income – government subsidies	-	756,597	756,597	-	-	-
Interest expense, net	682,784	1,018,897	1,701,681	379,347	570,357	949,704
Depreciation and amortization	3,010,388	1,344,519	4,354,907	2,067,358	939,769	3,007,127
Segment profit	1,281,891	18,894,691	20,176,582	640,275	8,984,380	9,624,655

	May 31, 2012			November 30, 2011
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total
	US$	US$	US$	US$	US$	US$
Segment assets	$84,949,125	$135,121,342	$220,070,467	$71,566,508	$115,576,659	$187,143,167
Construction in progress	2,916,210	18,058	2,934,268	2,801,159	18,035	2,819,194
Investment property, net	3,692,720	1,954,112	5,646,832	3,754,281	1,975,888	5,730,169

Reconciliation of the total segment income to net income included in the consolidated financial statements is as follows:

	Three Months Ended May 31, 2012	Six Months Ended May 31, 2012

Total segment profits	$13,718,578	$20,176,582
Unallocated corporate expenses	(626,691)	(782,480)
Net income	$13,091,887	$19,394,102

	Three Months Ended May 31, 2011	Six Months Ended May 31, 2011

Total segment profits	$5,027,793	$9,624,655
Unallocated corporate expenses	(1,240,490)	(1,473,142)
Net income	$3,787,303	$8,151,513

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

4.	Stockholder Loans

A substantial portion of the funds required for the construction of the thermoelectric plant and the costs of expansion projects at Heat Power and the coal mine were provided by stockholder loans. Balances are as follows:

	May 31, 2012	November 30, 2011

Ordos City YiYuan Investment Co., Ltd.	$1,696,474	$1,702,421
Hangzhou Dayuan Group, Ltd.	5,860,904	5,736,898
Inner Mongolia Duoyida Mining Co. Ltd.	2,056,644	2,013,393
Total	$9,614,022	$9,452,712

The stockholder loans are due on demand with interest as follows:

	May 31, 2012		November 30, 2011
	Balance	Interest rate	Balance	Interest rate

Stockholder loans – interest bearing	$6,940,519	5.31% and 7.32%	$6,931,702	5.31%
Interest payable	2,673,503		2,521,010
Total	$9,614,022		$9,452,712

5.	Lease obligation

The Company leases office space under an operating lease expiring December 31, 2015. The minimum future annual rent payments under the lease as of May 31, 2012 are as follows:

Year Ending	Annual
November 30,	Amount

2012	$51,033
2013	102,066
2014	102,066
2015	102,066
2016	8,506

Total	$365,737

Rent expense charged to operations for the three months ended May 31, 2012 and 2011 was $25,737 and $23,105, respectively and $51,444 and $45,667 for the six months then ended, respectively.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

6.	Other payables

Included in other payables are advances from a family member of the Company’s Chairman totalling $4,710,759 and $4,704,775 as of May 31, 2012 and November 30, 2011, respectively. These advances are non-interest bearing and payable on demand. At May 31, 2012 and November 30, 2011, other payables amounted to $8,397,741 and $13,111,017, respectively.

7.	Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases. At May 31, 2012 and November 30, 2011, advances amounted to $42,422,506 and $27,566,516, respectively. There is no interest due on these advances and they are offset against billings as they are made by the suppliers.

8.	Other Receivables

Other receivables consist of the following:

	May 31, 2012	November 30, 2011

Loans to suppliers and other associated firms	$6,827,329	$20,499,415
Employee expense advances	584,802	739,596
Government subsidies receivable	5,789,166	2,368,440
Heat network access fee receivable	1,508,707	955,085
Rental fee receivable	32,032	-
Total	$14,742,036	$24,562,536

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through a family member of the Company’s Chairman totalling $3,151,396 and $752,380 as of May 31, 2012 and November 30, 2011, respectively. In addition, included in loans to suppliers and other associated firms is also an advance to one of Heat Power’s stockholders for fixed assets purchases of $1,190,855 as of May 31, 2012. Also included in loans to suppliers and other associated firms are advances to Heat Power’s Vice President and family members of the Company’s Chairman of $541,115 and $39,923 as of May 31, 2012 and November 30, 2011, respectively. These advances are non-interest bearing and payable on demand.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances. In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor. The Company considers all other receivables at May 31, 2012 and November 30, 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

9.	Fixed Assets

Fixed assets are summarized as follows:

	May 31, 2012	November 30, 2011

Buildings	$10,773,691	$10,777,208
Machinery & equipment	39,823,597	43,845,438
Transferred assets (a)	27,939,435	19,702,907
Automotive equipment	2,015,929	1,953,696
Office Equipment	1,419,612	1,379,812
Construction in progress	2,934,268	2,819,194
	84,906,532	80,478,255
Accumulated depreciation	(21,195,389)	(17,540,508)
Fixed assets, net	$63,711,143	$62,937,747

(a)	Real estate with equipment subject to the finance obligation as described in Note 11 under “Finance Obligation.”

Depreciation expense charged to operations for the three months ended May 31, 2012 and 2011 was $1,673,277 and $1,380,039, and was $3,666,296 and $2,635,493 for the six months then ended, respectively.

Land use rights of $245,630 and $245,318 at May 31, 2012 and November 30, 2011, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

10.	Short Term Bank Loans

The Company has bank loans collateralized by investment property and guaranteed by a related party. Relevant terms of these bank loans are as follows:

	May 31, 2012	November 30, 2011
Bank loan due 1/17/12, with interest at 6.94% (a)	$-	$12,546,068
Bank loan due 1/17/12, with interest at 6.94% (b)	-	8,782,247
Bank loan due 7/28/12, with interest at 7.22% (a)	7,819,860	7,809,927
Bank loan due 12/14/12, with interest at 7.22% (b)	12,562,025	-
Bank loan due 1/12/13, with interest at 7.22% (b)	9,421,519	-
Total	$29,803,404	$29,138,242

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

(a) Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group.

(b) Loan to Coal Group, collateralized by mining rights of Coal Group.

At May 31, 2012, the Company had a letter of intent with a bank to provide the Company an additional line of credit of RMB 10.2 million (US$1,601,658).

11.	Finance Obligations

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract 1”) with a leasing company covering its thermoelectric plants, heat transfer stations, and related machinery and equipment (“Transferred Assets 1”), having a gross value of RMB 125,635,589 (US$19,392,298). Pursuant to Contract 1, Heat Power sold to the leasing company its Transferred Assets 1 used for its operation in exchange for RMB 60,000,000 (US$9,261,260) in cash. Under Contract 1, Heat Power leased back the Transferred Assets 1 with a quarterly installment payment of RMB 3,555,163 (US$548,755) until April 2016, when Contract 1 expires. Contract 1 is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets 1 at a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of Contract 1, Heat Power paid a servicing fee of RMB 3,300,000 (US$502,337) and a refundable deposit of RMB 9,000,000 (US$1,389,189) to the leasing company.

On March 28, 2012, Heat Power entered into another Finance Leasing Contract (“Contract 2”) with a leasing company related to its thermoelectric plants, heat transfer stations, and machinery and equipment (“Transferred Assets 2”), with a gross value of RMB 52,293,912 (US$8,211,468). Pursuant to Contract 2, Heat Power sold to the leasing company its Transferred Assets 2 used for its operation in exchange of RMB 48,000,000 (US$7,537,215) in cash. Under Contract 2, Heat Power leased back the Transferred Assets 2 with a quarterly installment payment of RMB 2,868,777 (US$450,471) until April 2017, when Contract 2 expires. Contract 2 is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets 2 at a purchase price of RMB 720,000, or RMB 1 if Heat Power timely pays the quarterly installments. Included in the amount borrowed is a servicing fee of RMB 2,400,000 (US$379,897) and a refundable deposit of RMB 9,600,000 (US$1,507,443).

Since Heat Power has the option to repurchase its Transferred Assets, Heat Power is considered to have “continuing involvement” pursuant to ASC 840-40, “Sales-Leaseback Transactions” (ASC 840-40). Accordingly, the lease did not qualify as a normal sale-leaseback transaction and is being accounted for under the financing method in which Heat Power reports the sales proceeds as a finance obligation, continues to report the Transferred Assets as its assets, and continues to depreciate the Transferred Assets. The lease payments are being recognized under the interest method. The effective interest rate of these transactions are 6.70% and 7.05% for Contract 1 and Contract 2, respectively.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

Future payments of these finance obligations as of May 31, 2012 are as follows:

Year Ending
November 30,	Amount

2012	$2,012,487
2013	4,034,885
2014	4,034,885
2015	4,034,885
Thereafter	3,814,370

17,931,512
Less: amount representing interest	2,615,406

Finance obligations	15,316,106
Less: current portion of finance obligations	3,059,834

Finance obligation, net of current portions	$12,256,272

Interest expense for the finance obligations amounted to US$285,622 and US$106.821 for the three months ended May 31, 2012 and May 31, 2011, and $485,570 and $106,821 for the six months then ended, respectively. The refundable deposits are included in other long term assets in the consolidated balance sheets as of May 31, 2012. The costs related to these Contracts of RMB 7,200,000 (US$1,130,582) are being amortized by the interest method over the life of the leases.

12.	Rental Income

The Company entered into rental agreements with various unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income as of May 31, 2012 is as follows:

Year Ending
November 30,	Amount

2012	$137,186
2013	239,042
2014	227,265
2015	40,643

$644,136

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

Rental income, under operating leases, included in non-operating income in the consolidated statements of income and other comprehensive income for the three months ended May 31, 2012 and 2011 was $70,190 and $130,072, respectively and was $140,798 and $218,440 for the six months then ended, respectively. The related rent receivable of $32,032 at May 31, 2012 is included in other receivables on the consolidated balance sheets.

13.	Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government. The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for the purchase of coal used in providing heat. Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices. Government subsidies amounted to $1,667,764 and $391,034 for the three months ended May 31, 2012 and 2011, respectively and were $2,973,407 and $391,034 for the six months then ended, respectively. During the period ended May 31, 2012, Coal Mine also received subsidies from the Government totalled of $756,597.

14.	Income Taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been provided or accrued. In the PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. The laws of the PRC permit the carryforward of net operating losses for a period of five years. As of November 30, 2011, the PRC entities had no net operating losses available for future use which was confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. There are no deferred tax assets or liabilities as of May 31, 2012 and November 30, 2011.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Three months ended May 31, 2012	Tax Provision	Rate of Tax

As calculated at the statutory rate	$4,230,880	25.0%
Non deductible expenses	364	0%
Tax effect of loss of subsidiaries	(156,294)	(0.92)%
Tax effect of eliminated intercompany profit	(243,319)	(1.44)%

Effective tax rate	$3,831,631	22.64%

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

Three months ended May 31, 2011	Tax Provision	Rate of Tax

As calculated at the statutory rate	$1,639,724	25.0%
Tax effect of loss of subsidiaries	86,978	1.3%
Tax effect of eliminated intercompany profit (loss)	1,044,892	15.9%

Effective tax rate	$2,771,594	42.2%

Six months ended May 31, 2012	Tax Provision	Rate of Tax

As calculated at the statutory rate	$6,178,691	25.0%
Non deductible expenses	1,214	0%
Tax effect of loss of subsidiaries	(85,185)	(0.34)%
Tax effect of eliminated intercompany profit	(774,060)	(3.13)%

Tax at effective tax rate	$5,320,660	21.53%

Six months ended May 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$3,057,242	25.0%
Tax effect of loss of subsidiaries	12,136	0.1%
Tax effect of eliminated intercompany profit (loss)	1,008,076	8.2%

Effective tax rate	$4,077,454	33.3%

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” (“FIN 48”), as codified in ASC 740. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company does not have any accruals for uncertain tax positions for the periods presented.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2012. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended November 30, 2002 to 2011 remain open to examination by tax authorities.

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

On September 5, 2011, the Company granted additional options to two of its three independent directors to purchase 20,000 shares of common stock and options to purchase 15,000 shares to the other independent director all at an exercise price of US$0.39 per share. The options vest over one year in equal, quarterly instalments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2011, subject to their continued service as a director. The Compensation Committee of the Board of Directors has determined the performance conditions have been met.

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

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

September 5, 2011
Expected dividend yield	-
Expected stock price volatility	182.07%
Risk free interest rate	2.00%
Expected life (years)	10 years

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

May 31, 2010

Expected dividend yield	-
Expected stock price volatility	210.57%
Risk free interest rate	3.29%
Expected life (years)	10 years

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income, was $1,457 and $7,832 for the three month periods ended May 31, 2012 and 2011, respectively and $4,857 and $26,106 for the six months then ended, respectively.

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock options:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	8 years	-
Granted	55,000	0.39	10 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at November 30, 2011	115,000	$1.24	9 years	-

Vested and expected to vest at May 31, 2012	100,000	$1.37	9 years	-

Exercisable at May 31, 2012	100,000	$1.37	9 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three and six month periods ended May 31, 2012 and 2011.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2012 AND 2011

(UNAUDITED)

There is no unrecognized compensation costs related to these options as of May 31, 2012.

The Company entered into a Terms of Services and Release Agreement with the Company’s CEO, a consulting firm, and Fortune Place Holdings Limited (“Fortune Place”), a British Virgin Islands corporation. The Company’s CEO is the sole director of Fortune Place. Pursuant to the terms of the agreement, the consulting firm would be entitled to receive equity consideration of 1,800,000 restricted shares of the Company held by Fortune Place for consulting services rendered to the Company, contingent upon the completion of all of the consulting services enumerated in the agreement. The filing of the Company’s Form 10-Q for the quarter ended February 28, 2011 represented the final item of the consulting services that the consulting firm was required to complete (“Completion Date”). As of the Completion Date, the fair value of shares transferred for the services rendered to the Company was valued at $1,386,000.

The Company issued 60,000 share of common stock to an investor relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of the stock was $121,800.

16.	Contingencies

As is customary in the PRC, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance. As a result, the Company is effectively self-insuring the risk of potential accidents or loss that could occur in the workplace. Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its consolidated financial statements.

The PRC has enacted legislation which appears to restrict the ability of entities considered foreign, like the Company, to have ownership interests in operating companies located in the PRC. The Company has taken steps to avoid any potential adverse impact of this legislation. (See Note 1)

As disclosed in note 14, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company filed the delinquent returns and sought waivers of any penalties under the IRS 2011 Offshore Voluntary Disclosure Initiative. Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent information returns (Form 5471) if there are no underreported tax liabilities and the information returns are filed by August 31, 2011. The Company is unable to determine the amount of any penalties that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company was late in filing the information reports for the years ended November 30, 2004 through 2008 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank accounts. The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

Coal Group is the major revenue and profit driver of the Company. For the six month periods ended May 31, 2012 and 2011, Coal Group contributed 88% and 78% to our total revenue, respectively, with the balance attributable to Heat Power.  For the three month periods ended May 31, 2012 and 2011, Coal Group contributed 93% and 81% to our total revenue, respectively, with the balance attributable to Heat Power. While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

In addition to directly selling coal from our mine location, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producer’s mine to the Qinhuangdao port.   The source of the coal sold by our trading business is either from the Laiyegou coal mine or from other local coal producers.  Our business of buying and re-selling coal expanded in 2010 as a result of our receipt of additional quota from the local railway bureau.  Due to the increased quota, we were able to trade more coal.  Parties are awarded additional quotas based on their successful use of the quota in the previous year.  Our official confirmed quota increased 760,000 metric tons in 2011 from 660,000 metric tons in 2010, and maintained at the same level in 2012.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions.  We believe that, given the demand for coal and our past track record of successfully filling our extra quota, we will be able to grow our coal trading business through increased quotas granted to us by the local railway bureau; however, our ability to use any or all of our quota in 2012 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

Through Coal Group, we produced and sold 428,269 and 644,774 metric tons of coal in the three month and six periods ended May 31, 2012 at our Laiyegou coal mine, representing a 33% and 42% increase, respectively, over the same periods in 2011.We increased our coal trading volume by selling 903,087 and 1,187,627 tons of coal in the three and six month periods ended May 31, 2012, representing a 376% and 211% increase, respectively, over the same periods in 2011. Going forward, we plan to leverage on the rich coal reserve in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2011, Heat Power increased its coverage area from approximately 3,300,000 square meters to approximately 4,000,000 square meters due to the development of the Xuejiawan area.  For the three month period ended May 31, 2012, we decreased electricity sales to approximately 25.5 million kWh, representing a 31% decrease as compared to the same period of 2011.

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

Results of Operations

Results of Operations – Three Months Ended May 31, 2012

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended May 31, 2012 compared to the same period in 2011:

Coal Group	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$80,178,867	93	$26,241,752	81
Cost of revenues	60,729,053	70	15,694,770	49
Gross Profit	$19,449,814	23	$10,546,982	32

Heat Power	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$6,361,220	7	$5,949,771	19
Cost of revenues	4,989,761	6	5,878,133	18
Gross Profit	$1,371,459	1	$71,638	1

Coal Group

For the three months ended May 31, 2012, revenues for Coal Group were $80,178,867 compared to $26,241,752 in the comparable three months in 2011. The $53,937,115 increase was mainly due to the increase of in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading business by 33% and 376%, respectively from the corresponding period in 2011.

Coal Trading	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$55,024,850	64	$12,777,727	39
Cost of revenues	52,762,935	61	10,334,633	32
Gross Profit	$2,261,915	3	$2,443,094	7

Coal Production	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$25,154,017	29	$13,464,025	42
Cost of revenues	7,966,118	9	5,360,137	17
Gross Profit	$17,187,899	20	$8,103,888	25

Coal Group produced approximately 428,269 metric tons of coal during the three months ended May 31, 2012, compared to 321,826 metric tons in the comparable three months in 2011. Volume of coal sold by our proprietary trading business was approximately 903,087 metric tons during the three months ended May 31, 2012 as compared to 189,577 metric tons during the three months ended May 31, 2011. The increase in coal production volume in the second quarter was mainly due to permission granted by local government to increase the coal volume which is allowed to be produced and sold by the Company since the third quarter of 2011. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the 44 major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia Government. The Company believes that this governmental decision to promote the Company is the reason behind the Company being permitted to produce and sell more coal than previously allowed.

Heat Power

For the three months ended May 31, 2012, revenues for Heat Power were $6,361,220 as compared to $5,949,771 in the comparable three months in 2011.

For the three months ended May 31, 2012, revenues generated by Heat Power from its electricity operations were $1,039,778 compared to $1,263,767in the comparable three month period in 2011.  Our revenue during the second quarter from our electricity operations was as follows:

Electricity Revenue for the Quarter Ended May 31,

			Units of
			power
			supplied		Revenue
	Unit Price* ($/kWh)		(1000kWh)		($)
Period	2012	2011	2012	2011	2012	2011	Variance
March	0.04	0.03	8,924	12,298	363,495	420,462	(56,967)
April	0.04	0.03	7,177	13,029	292,359	445,472	(153,113)
May	0.04	0.03	9,425	11,636	383,924	397,833	(13,909)

Total			25,526	36,963	1,039,778	1,263,767	(223,989)

For the three months ended May 31, 2012, revenues generated by Heat Power from its heating supply operations were $5,321,442 compared to $4,686,004 in the comparable three month period in 2011. The $635,438 increase was due to the expansion of heating supply area from approximately 3.3 million square meters to approximately 4.0 million square meters. Our revenue during the second quarter in 2012 from our heating supply operations were as follows:

Heating Revenue for the Quarter Ended May 31,

	Unit Price		Area (‘000)
	($/sq meters		sq meters			Revenue
	/month)		range)			($)
User	2012	2011	2012	2011		2012	2011		Variance
Residential	0.41	0.39	2,690	2,133	*	2,525,957	1,526,501		999,456
Non-residential	0.69	0.65	1,326	1,178	*	1,884,318	2,768,469		(884,151)

Total			4,016	3,311		4,410,275	4,294,970	**	115,305

* Adjustment to revenue was made in the second quarter of 2011 to reflect the actual heating supply area verified by the local authority after the end of the 2010-2011 heating season.

** Government subsidies amounting to $911,167 and $391,034 in three months ended May 31, 2012 and 2011, respectively, to compensate for lower regulated residential heat price and non-residential heat prices was not included in this table.

Cost of Sales

For the three months ended May 31, 2012, cost of sales increased to $65,718,814, as compared to $21,572,903 in the comparable three months in 2011, as a result of changes in the following expenses:

	Three Months Ended May 31,
	2012	2011	Variance
Coal & freight	$61,713,048	$16,362,752	$45,350,296
Depreciation & amortization	1,781,408	1,456,901	324,507
Heat resource rental	1,045,951	2,760,995	(1,715,044)
Utilities	617,064	380,389	236,675
Operating supplies	222,492	135,040	87,452
Salaries and welfares	204,472	398,546	(194,074)
Repairs	38,558	63,839	(25,281)
Other	95,821	14,441	81,380

Total	$65,718,814	$21,572,903	$44,145,911

For the three months ended May 31, 2012 our overall gross margin was 24% compared to 33% in the comparable three month period in 2011. The decrease in our overall gross profit margin was primarily attributable to the fact that Coal Group purchased more coal from third parties for its coal trading business during the first half year of 2012, which was less profitable than coal purchased from our Laiyegou coal mine in terms of gross margin.

Coal & freight: Coal & freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business and (iii) cost of coal consumed by Heat Power.  The increase of these costs was mainly due to (i) increased production cost which rose in line with the production volume, and (ii) increased coal purchases in connection with our coal trading business.

Depreciation and amortization: The increase in depreciation and amortization was mainly due to the expanded heating supply area. We constructed more pipelines to supply heat to these areas. The increase in depreciation & amortization was also attributable to the increase of production volume in our Laiyegou coal mine.

Heat resource rental: The decrease in heat resource rental costs was mainly due to extremely higher costs accrued during the three months period ended May 31, 2011. However, we adjusted the heat resource rental fee in the third quarter of 2011 to reflect the actual cost confirmed by the supplier after the end of 2010-2011 heating season.

Utilities: Utilities mainly represented the cost of electricity consumed by heat transfer stations of Heat Power. Increase in utility costs was in line with the expanded heating supply area.

Salaries and welfares. Decrease in salaries and welfares was mainly due to the reversal of over accrued employee benefits, union fees and employee education expenses amounting to approximately $265,000. However, this decrease is mitigated by the 20% increase in pay to employees and additions to the Heat Power employee headcount.

Selling Expenses

For the three months ended May 31, 2012, selling expenses increased by $855,552 compared to the same period in 2011.

	Three Months Ended May 31,
	2012	2011	Variance
Transportation & Storage	$1,191,736	$748,700	$443,036
Sales tax and other expenses	696,791	484,387	212,404
Office	178,800	55,684	123,116
Salaries and welfares	131,270	56,825	74,445
Depreciation	8,951	6,400	2,551

Total	$2,207,548	$1,351,996	$855,552

Transportation & storage: Transportation & storage expenses increased as we expanded our proprietary coal trading business. Such expenses are expected to increase in line with coal trading volume.

Sales tax and other expenses. Increase in sales tax and other expenses was mainly due to the increase in volume of coal produced and sold by our Laiyegou coal mine and sold by the proprietary trading business by 33% and 376%, respectively from the corresponding period in 2011.

General and Administrative Expenses

For the three months ended May 31, 2012, general and administrative expenses decreased by $440,643 as a result of changes in the following expenses:

	Three Months Ended May 31,
	2012	2011	Variance
Professional and other fees	$892,751	$254,600	$638,151
Office	306,255	104,703	201,552
Salaries and welfares	245,718	277,589	(31,871)
Travel	164,433	51,965	112,468
Depreciation	127,143	115,297	11,846
Repairs	40,087	21,403	18,684
Tax	10,376	16,501	(6,125)
Stock options	1,457	1,509,815	(1,508,358)
Other	137,318	14,308	123,010

Total	$$1,925,538	$2,366,181	$(440,643)

Professional and other fees. Increase in professional and other fees was mainly due to the accrual of environmental protection fees for the Laiyegou coal mine and Heat Power amounting to $0.7 million in the second fiscal quarter of 2012.

Office. The increase in office expenses was mainly attributable to (i) conference and accommodation fees for 2011 annual meeting incurred in this quarter amounting to approximately $40,000; (ii) increased fuel cost in line with the climbing gasoline and diesel prices amounting to approximately $60,000; (iii) property insurance premiums amounting to approximately $40,000; and (iv) miscellaneous office charge increases in line with the business volume amounting to approximately $60,000.

Stock options. Stock-based compensation incurred in 2011 was mainly due to the transfer of 1,800,000 shares beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International Inc. (“Jessie”), and issuance of 60,000 new shares to Hayden Communication International (“HCI”), for consulting service and IR services provided by them for the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, one time, share-based payments.

Interest Expense

For the second quarter in 2012 and 2011, interest expenses amounted to $900,049 and $628,762, respectively. Interest expense increased mainly because of the rise of interest rates per annum from 6.6% to 7.2%, and (ii) the Finance Leasing Contract entered into by Heat Power with a leasing company in this quarter. Interest expense related to the finance obligation amounted to approximately US$0.3 million and US$0.1 million for the three months ended May 31, 2012 and May 31, 2011, respectively.

Results of Operations – Six Months Ended May 31, 2012

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances; for the six months ended May 31, 2012 compared to May 31, 2011:

Coal Group	Six Months Ended May 31,
		% of total		% of total
	2012	Revenue	2011	revenue
Revenues	$110,318,197	88	$42,498,177	78
Cost of revenues	78,099,193	62	24,531,600	45
Gross Profit	$32,219,004	26	$17,966,577	33

Heat Power	Six Months Ended May 31,
		% of total		% of total
	2012	Revenue	2011	revenue
Revenues	$14,909,041	12	$12,046,075	22
Cost of revenues	12,754,471	10	11,395,289	21
Gross Profit	$2,154,570	2	$650,786	1

 Coal Group

For the six months ended May 31, 2012, revenues for the Coal Group were $110,318,197 compared to $42,498,177 in the comparable six months in 2011. The $67,820,020 increase was mainly due to the increase of in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading business by 42% and 211%, respectively compared to the corresponding period in 2011.

Coal Trading	Six Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$70,488,672	56	$22,403,326	41
Cost of revenues	66,279,541	53	16,864,919	31
Gross Profit	$4,209,131	3	$5,538,407	10

Coal Production	Six Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$39,829,525	32	$20,094,851	37
Cost of revenues	11,819,652	9	7,666,681	14
Gross Profit	$28,009,873	23	$12,428,170	23

Coal Group produced approximately 644,774 metric tons of coal during the six months ended May 31, 2012, compared to 454,209 metric tons for the comparable six months in 2011. Volume of coal sold by our proprietary trading business was approximately 1,187,627 metric tons during the six months ended May 31, 2012, compared to 381,843 metric tons for the comparable six months in 2011.

Heat Power

For the six months ended May 31, 2012, revenues for Heat Power were $14,909,041 compared to $12,046,075 in the comparable six months in 2011.

For the six months ended May 31, 2012, revenues generated by Heat Power from its electricity operations were $2,326,862 compared to $2,437,896 in the comparable six month period in 2011.

For the six months ended May 31, 2012, revenues generated by Heat Power from its heating supply operations were $12,582,179 compared to $9,608,179 in the comparable six month period in 2011. The $2,974,000 increase was mainly due to the expansion of the heating supply area from approximately 3.3 million square meters to approximately 4.0 million square meters.

Cost of Sales

For the six months ended May 31, 2012, cost of sales increased by $54,926,775 from the comparable six months in 2011, as a result of changes in the following expenses:

	Six Months Ended May 31,
	2012	2011	Variance
Coal & freight	$80,399,064	$26,594,558	$53,804,506
Heat resource rental	3,916,369	4,371,783	(455,414)
Depreciation & amortization	3,768,115	2,712,716	1,055,399
Utilities	1,072,485	821,130	251,355
Salaries	678,161	732,094	(53,933)
Operating supplies	590,585	301,220	289,365
Repairs	246,598	85,476	161,122
Other	182,287	307,912	(125,625)

Total	$90,853,664	$35,926,889	$54,926,775

For the six months ended May 31, 2012 our overall gross margin was 26% compared with 33% in the 2011 comparable six month period. The decrease in our overall gross profit margin was primarily attributable to the fact that Coal Group purchased more coal from third parties for its coal trading business during the first half year of 2012, which was less profitable than coal purchased from our Laiyegou coal mine in terms of gross margin.

Coal and freight. Coal and freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business; and, (iii) cost of coal consumed by Heat Power.  The increase of these costs was mainly due to (i)increased production cost which rose in line with the production volume, and (ii) increased coal purchases in connection with our coal trading business.

Heat resource rental. The decrease in heat resource rental costs was mainly due to extremely higher costs accrued during the six months period ended May 31, 2011. However, we adjusted the heat resource rental fee in the third quarter of 2011 to reflect the actual cost confirmed by the supplier after the end of 2010-2011 heating season.

Depreciation and amortization. Increase in depreciation and amortization was mainly due to expanded heating supply area. We constructed more pipelines to supply heat to these areas. The increase in depreciation & amortization was also attributable to the increase of production volume in our Laiyegou coal mine.

Utilities. Utilities mainly represented the cost of electricity consumed by heat transfer stations of Heat Power. Increase in utility costs was in line with the expanded heating supply area.

Operating supplies. The increase in operating supplies was from the increase of the volume of limestone used in our heating supply business. We needed to mix raw coal with limestone to reduce sulfur emission. The volume of limestone used in the heating supply business increased in line with our growing heating service coverage area.

Selling Expenses

For the six months ended May 31, 2012, selling expenses increased by $2,923,903 as compared to the same period in 2011. Selling expenses are expected to increase in line with the expanding proprietary coal trading business and production volume of our Laiyegou coal mine in 2012.

	Six Months Ended May 31,
	2012	2011	Variance
Transportation & Storage	$2,153,099	$1,547,651	$605,448
Sales tax and other expenses	2,572,227	808,879	1,763,348
Office	357,881	118,532	239,349
Salaries and welfares	419,012	108,090	310,922
Depreciation	17,486	12,650	4,836

Total	$5,519,705	$2,595,802	$2,923,903

General and Administrative Expenses

For the six months ended May 31, 2012, general and administrative expenses increased by $167,122 as a result of changes in the following expenses:

	Six Months Ended May 31,
	2012	2011	Variance
Professional and other fees	$1,214,221	$582,864	$631,357
Office	709,437	369,948	339,489
Salaries and welfares	620,538	528,636	91,902
Travel	309,537	147,725	161,812
Depreciation	294,647	205,502	89,145
Tax	269,837	96,282	173,555
Repairs	86,103	45,849	40,254
Stock options	4,857	1,528,089	(1,523,232)
Other	141,255	(21,584)	162,839

Total	$3,650,432	$3,483,311	$167,121

Professional and other fees. Increase in professional and other fees was mainly due to accrual of environmental protection fee for the Laiyegou coal mine and Heat Power amounting to $0.7 million in the second fiscal quarter of 2012.

Office. The increase in office expenses was mainly attributable to (i) purchase of stationery which could be used for a long period; (ii) purchase of personal care items for all labors; and (iii) increased fuel cost amounting to $0.1 million in line with the climbing gasoline and diesel prices.

Tax. Tax expenses increased mainly attributable to the payment of urban land taxes on the goaf area of our Laiyegou coal mine for the past three years.

Stock-based compensation incurred in 2011 was mainly due to the transfer of 1,800,000 shares beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International Inc. (“Jessie”), and issuance of 60,000 new shares to Hayden Communication International (“HCI”), for consulting and IR services provided by them for the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, share-based payments.

Interest Expense

For the six months ended May 31, 2012 and May 31, 2011, interest expenses amounted to $1,701,681 and $949,704, respectively. Interest expense increased mainly because of (i) the rise of interest rates per annum from 6.6% to 7.2%, and (ii) the Finance Leasing Contract entered into by Heat Power with a leasing company in this quarter. Interest expense related to the finance obligation amounted to approximately US$0.5 million and US$0.1 million the six months ended May 31, 2012 and May 31, 2011, respectively.

Liquidity and Capital Resources

As of May 31, 2012 we had a working capital of $46,363,846.  We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. It is our view that, many of our current liabilities, which are included in the definition of working capital, do not impose strict and time sensitive cash repayment terms on us. For example, advances from customers to be repaid in coal (which we believe will be readily available), current portion of deferred income (which is the portion of pipeline construction reimbursement, already received by us) and shareholder loans (which we believe will not be called by a shareholder at a time adverse to the Company) amount to an aggregate of $28,001,449 of our current liabilities.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed below.

Sources of Capital

If additional capital is needed in excess of our current capital resources, we will explore financing options such as shareholder loans and bank loans.  Shareholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time.  Existing shareholder loans are payable on demand and accrue interest at 5.31% and 7.32% per annum. The outstanding balance of our shareholder loans as of May 31, 2012 was $9,614,022.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at May 31, 2012, were as follows:

Bank name	From	To	Principal	Interest rate	Security
Agricultural Bank of China	Jul.29, 2011	Jul.28, 2012	5,338,860	7.216%	Secured
Agricultural Bank of China	Sep.20, 2011	Jul.28, 2012	1,570,253	7.216%	Secured
Agricultural Bank of China	Sep.27, 2011	Jul.28, 2012	910,747	7.216%	Secured
Agricultural Bank of China	Dec.15, 2011	Dec.14, 2012	12,562,025	7.216%	Secured
Agricultural Bank of China	Jan.13, 2012	Jan.12, 2013	9,421,519	7.216%	Secured

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $2,109,829 as compared to cash flows used in operating activities of $17,584,723 for the six months ended May 31, 2011. The following summarizes the inflow and outflow of cash for these periods:

	Six Months Ended May 31,
	2012	2011
Net income	$19,394,102	$8,151,513
Depreciation and amortization	4,354,907	3,007,127
(Increase) in restricted cash	(2,289)	(15,879)
(Increase) in accounts receivable	(11,285,310)	(7,743,155)
Decrease in other receivables	9,820,500	2,091,373
(Increase) in prepaid expenses	(381,079)	-
(Increase) in advances to suppliers	(13,761,483)	(15,461,740)
(Increase) in inventories	(10,445,600)	(8,923,265)
(Increase) in other long term assets	-	(3,593,056)
Increase in deferred income	796,179	100,248
Increase in accounts payable	1,197,528	1,646,061
Increase in advances from customers	6,578,320	1,806,317
(Decrease) in accrued liabilities and other payables	(4,371,685)	(319,752)
Others	215,739	1,669,885

Net cash provided by (used in) operating activities	$2,109,829	$(17,584,323)

Accounts receivable. The increase in accounts receivable is mainly attributable to Coal Group’s receivables amounting to $7.2 million. This increase is in line with the expanded proprietary coal trading volume of 211% in the first half of 2012 as compared to the same period in 2011. The increase in accounts receivable was also due to the increase in Heat Power’s user fees made on account amounting to approximately $4.0 million, which increased in line with the heating supply area. The heating season is from October 15, 2010 to April 15, 2011. However, user fees will usually be collected after the end of current heating season.

Other receivables. The decrease in other receivables was mainly due to the repayment of loans made to suppliers in the first half of 2012.

Advance to suppliers. Advances increased for the purchase of coal and freight from third party suppliers, along with the increase of sales volume. The significant increase in volume of coal produced and sold by Coal Group was mainly due to the permitted increase in coal which was allowed to be produced and sold by the Company. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the 44 major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia government. The Company believes that this decision to promote the Company is the reason behind the Company being permitted to produce and sell more coal than previously allowed. Our operating assets, especially advances to suppliers, increased in line with the increase in our coal trading business since 2011.

Inventory. Inventory mainly consists of coal for trading purposes. We have received more railway transportation quota this year. Our coal trading business volume was increased from 381,843 metric tons in the first half year of 2011 to 1,187,627 metric tons in the first half year of 2012. In order to assure the stability of the coal trading business, we maintained a higher level of inventory balance as compared to the prior year.

Accounts payable. As discussed above, our operating assets and liabilities, including accounts payable, rose in line with the expanding coal production and trading business.

Advances from customers. Advances on sales of coal represent the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances increased during the first half year of 2012 as a result of more orders as of the last several days of the period. The level of advances fluctuates depending upon how quickly Coal Group delivers coal to customers.

Accrued liabilities and other payables. These amounts consist of accruals made for loan interest, repairs and maintenance of heating plants, labor costs, union fees, social insurance, technical training for our employees, etc. Decrease in accrued liabilities and other payables was mainly due to (i) payment of tax of $1.1 million and (ii) repayment of loans from customers of $3.1 million.

Investing Activities:

Cash flows used in investing activities were $4,157,641 for the six months ended May 31, 2012 as compared to cash flows provided by investing activities of $10,277,768 for the six months ended May 31, 2011 as the collection of notes receivable, represented amounts lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman, of $14.7 million, in the first half year of 2011. Notes receivable were fully repaid in cash during 2011. Cash flow used in investing activities were mainly for purchase of property, plants, and equipments.

Financing Activities:

Our cash flows provided by financing activities were $5,454,598 for the six months ended May 31, 2012 as compared to $25,234,403 for the six months ended May 31, 2011. Cash flow provided by financing activities were mainly proceeds from finance obligations. On March 28, 2012, Heat Power entered into a Finance Leasing Contract with a leasing company to pledge its assets in exchange of RMB 48,000,000 (US$7,537,215) in cash. Included in the amount borrowed is a servicing fee of RMB 2,400,000 (US$379,897) and a refundable deposit of RMB 9,600,000 (US$1,507,443). Net proceeds from finance obligation were $5,710,602.

The outstanding balances and interest rate of shareholder loans at May 31, 2012, were as follows:

	Balance	Interest Rate
Ordos City YiYuan Investment Co., Ltd.	$1,696,474	5.31%
Hangzhou Dayuan Group, Ltd.	5,860,904	5.31% and 7.32%
Inner Mongolia Duoyida Mining Co. Ltd.	2,056,644	5.31%

Total	$9,614,022

Material Commitments

We have commitments to payment for the bank loans and shareholder loans as mentioned above.  We have title to all our capital assets consisting of production equipment, automobiles, and office equipment. The total amount of such commitments is $39,417,426.

Seasonal Aspects

Coal Group’s business is seasonal as sales are particularly low in the first quarter of the year, due to the Chinese New Year holiday. During this time our business is closed for about two weeks.

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

B.        Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended May 31, 2012, the Company’s principal executive officer and principal financial officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Date: July 19, 2012

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

	By:	/s/ Fu Xu
Fu Xu
Acting Chief Financial Officer

