Form 10-Q
period 2012-08-31
China Energy CORP
filed 2012-11-27
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 31, 2012.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

Commission file number: 000-52409

CHINA ENERGY CORPORATION

(Exact name of Registrant in its charter)

Nevada	98-0522950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 57 Xinhua East Street Hohhot, Inner Mongolia, People’s Republic of China	010010
(Address of principal executive offices)	(Zip Code)
+86-0471-466-8870
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 45,060,000 shares of Common Stock, $ 0.001 par value, outstanding as of October 19, 2012.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	our ability to implement our growth strategy, anticipated trends in our business;

•	advances in technologies; and

•	other risk factors set forth herein.

In addition, in this report, we use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2012	2011
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	$33,027,738	$31,007,269
Accounts receivable, net of allowance for doubtful accounts of $11,301 and $11,251, respectively	10,562,097	17,364,962
Other receivables	13,451,480	24,562,536
Inventories, net of reserve for write down to market of $667,200 and $0, respectively	13,186,414	10,096,645
Prepaid expenses	337,298	323,072
Advance to suppliers	38,920,307	27,566,516
Total current assets	109,485,334	110,921,000

Fixed assets, net	64,081,867	62,937,747

Other assets:
Investment property, net of accumulated depreciation of $606,733 and $475,649, respectively	5,545,804	5,730,169
Mining right, net of amortization of $1,938,172 and $1,635,072, respectively	2,809,386	3,091,565
Restricted cash	578,691	573,542
Other long term assets	5,972,870	3,889,144
Total other assets	14,906,751	13,284,420

TOTAL ASSETS	$188,473,952	$187,143,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$22,052,801	$29,138,242
Accounts payable	16,978,287	21,716,148
Advance from customers	12,701,657	10,321,920
Accrued liabilities	815,192	629,016
Other payables	7,884,034	13,111,017
Stockholder loans	9,743,644	9,452,712
Current portion of finance obligations	3,122,029	1,695,944
Current portion of deferred income	1,466,449	1,333,695
Total current liabilities	74,764,093	87,398,694

Non-current liabilities:
Finance obligations, net of current portion	11,494,390	6,906,957
Deferred income, net of current portion	8,894,088	8,804,664
Total non-current liabilities	20,388,478	15,711,621

Total liabilities	95,152,571	103,110,315

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding at August 31, 2012 and November 30, 2011, respectively	45,060	45,060
Additional paid-in capital	10,625,225	10,620,368
Retained earnings	65,296,034	56,818,378
Statutory reserves	9,488,317	9,032,855
Accumulated other comprehensive income	7,866,745	7,516,191
Total stockholders’ equity	93,321,381	84,032,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,473,952	$187,143,167

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF operations And Other comprehensive income (LOSS) (UNAUDITED)

	For the three months ended August 31,		For the nine months ended August 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Revenues	$22,415,720	$46,989,141	$146,703,801	$101,533,393
Cost of revenues	(22,250,281)	(31,300,833)	(118,427,782)	(67,227,722)
Gross profit	165,439	15,688,308	28,276,019	34,305,671

Operating expenses:
Selling and marketing	(1,188,314)	(2,631,709)	(6,708,019)	(5,227,511)
General and administrative	(2,363,346)	(1,150,090)	(6,013,778)	(4,633,401)
Total operating expenses	(3,551,660)	(3,781,799)	(12,721,797)	(9,860,912)

(Loss) income from operations	(3,386,221)	11,906,509	15,554,222	24,444,759

Other income and (expenses):
Interest expenses, net	(889,720)	(757,114)	(2,591,401)	(1,706,818)
Government subsidies	-	-	754,721	-
Non-operating income	519,463	602,720	1,126,216	1,365,769
Non-operating expenses	(32,587)	(93,930)	(182,930)	(216,558)
(Loss) income before income taxes	(3,789,065)	11,658,185	14,660,828	23,887,152

(Provision for) income taxes	(407,049)	(3,496,324)	(5,727,710)	(7,573,778)

Net (loss) income	(4,196,114)	8,161,861	8,933,118	16,313,374

Other comprehensive income:
Foreign currency translation adjustment	346,787	1,138,398	350,554	2,778,992
Total comprehensive (loss) income	$(3,849,327)	$9,300,259	$9,283,672	$19,092,366

Net (loss) income per common share basic and diluted	$(0.09)	$0.21	$0.20	$0.42

Weighted average common shares outstanding basic and diluted	45,060,000	45,060,000	45,060,000	45,060,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine months Ended AUGUST 31, 2012

(UNAUDITED)

	Common Stock		Additional	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Reserves	Income	Equity
Balance as of November 30, 2011	45,060,000	$45,060	$10,620,368	$56,818,378	$9,032,855	$7,516,191	$84,032,852
Net income	-	-	-	8,933,118	-	-	8,933,118
Other comprehensive income	-	-	-	-	-	350,554	350,554
Stock-based compensation	-	-	4,857	-	-	-	4,857
Appropriation of statutory reserves	-	-	-	(455,462)	455,462	-	-
Balance as of August 31, 2012	45,060,000	$45,060	$10,625,225	$65,296,034	$9,488,317	$7,866,745	$93,321,381

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended August 31,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net income	$8,933,118	$16,313,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in allowance for doubtful accounts	-	(44,926)
Depreciation and amortization	6,265,683	4,475,517
Stock-based compensation	4,857	1,533,906
Interest accrued on shareholder loans	297,058	90,188
Loss on disposal of property, plant and equipment	12,874	-
Inventory markdown	667,200	-
Changes in operating assets and liabilities:
(Increase) in restricted cash	(5,149)	(26,642)
Decrease (increase) in accounts receivable	6,802,815	(5,308,874)
Decrease in other receivables	11,111,056	1,478,748
(Increase) in prepaid expenses	(14,226)	(418,317)
(Increase) in advances to suppliers	(10,487,598)	(28,231,613)
(Increase) in inventories	(3,756,969)	(15,911,961)
Increase in deferred income	222,178	46,030
(Decrease) increase in accounts payable	(6,545,672)	2,255,462
Increase in advances from customers	2,379,736	13,327,031
(Decrease) increase in accrued liabilities and other payables	(5,040,807)	383,860
Net cash provided by (used in) operating activities	10,846,154	(10,038,217)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,078,803)	(5,357,230)
Increase in construction in progress	(109,429)	(91,783)
Payments made on other long term assets	(724,485)	(1,541,863)
Payments received on notes receivable	-	14,679,099
Net cash (used in) provided by investing activities	(5,912,717)	7,688,223

Cash flows from financing activities:
Proceeds from short term bank loans	22,105,729	26,043,262
Repayment of short term bank loans	(29,337,460)	(9,804,522)
Proceeds from lease finance obligation	5,684,330	7,306,098
Repayments of lease finance obligation	(1,589,327)	(399,894)
Repayment of shareholders loans	(47,369)	-
Net cash (used in) provided by financing activities	(3,184,097)	23,144,944

Effect of exchange rate changes on cash	271,129	1,047,955
Net change in cash and cash equivalents	2,020,469	21,842,905

Cash and cash equivalents, beginning of period	31,007,269	4,580,540

Cash and cash equivalents, end of period	$33,027,738	$26,423,445

Supplemental disclosure of cash flow information
Cash paid for interest	$1,621,495	$1,327,263
Cash paid for income taxes	$7,695,137	$7,542,919

Supplemental disclosure of non-cash financing and investing activities:
Value of shares issued/transferred for consulting services	$-	$1,507,800
Service fee and refundable deposit borrowed under financing leases	$1,887,340	$1,891,526

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2012 AND 2011

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of August 31, 2012 and for the three and nine months periods ended August 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended August 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2012.

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

Basis of Consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company is required to include in its consolidated financial statements, the financial statements of variable interest entities. ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

The consolidated financial statements include the accounts of the Company’s WFOE and Coal Group and Heat Power since they are deemed variable interest entities and the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of this standard did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-12”), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented.

The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

Foreign Currency Translation

Substantially all Company assets are located in China. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The consolidated financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Consolidated statements of operations and comprehensive income (loss) amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	August 31, 2012	November 30, 2011
Balance sheet items, except for common stock, preferred stock, additional paid-in capital, statutory reserves and retained earnings, as of period end	US$1=RMB 6.3484	US$1=RMB 6.3765

	For the three months ended August 31		For the nine months ended August 31
	2012	2011	2012	2011

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	US$1=RMB 6.3646	US$1=RMB 6.4865	US$1=RMB 6.3332	US$1=RMB 6.5276

Foreign currency translation adjustments of $346,787and $1,138,398 for the three months ended August 31, 2012 and 2011, respectively, and $350,554 and $2,778,992 for the nine months then ended, respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income (loss).

Although government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Cash and Cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of August 31, 2012 and November 30, 2011, the balance of the allowance for doubtful accounts was $11,301 and $11,251, respectively. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Accounts receivable include amounts due from an entity affiliated with the Company through a family member of the Company’s Chairman of $0 and $1,712,113 as of August 31, 2012 and November 30, 2011, respectively.

Inventories

Inventories consist of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. As of August 31, 2012 and November 30, 2011, the balance of reserve for write down to market was $667,200 and $0, respectively The Company did not make any inventory provisions for the three and nine months periods ended August 31, 2011.

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

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes. Depreciation is computed using the straight line method over the estimated useful life of 45 years. The related rental income and expenses are included in non-operating income in the accompanying consolidated statements of operations and other comprehensive income (loss).

Mining Right

All land in China belongs to the government. To extract resources from the land, the Company was required to obtain a mining right. The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005. The price of the mining right, which represents the acquisition cost of the mine, was assessed in 2005 by the Bureau to be $3,656,731. The mine acquisition cost was payable in installments over a six year period from the date the mining right was granted. The mine acquisition cost is amortized using the UOP method over the productive life of the mine based on proven and probable reserves.

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the three and nine months periods ended August 31, 2012 and 2011.

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

Resource Compensation Fees

In accordance with the relevant regulations in the PRC, a company that is engaged in the coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as compensation for the depletion of coal resources. Coal Group was required to pay a resource compensation fee of $25,689 and $137,339 for the three months ended August 31, 2012 and 2011 respectively, and $357,687 and $334,729 for the nine months then ended, respectively, which is included in cost of revenues in the consolidated statements of operations and other comprehensive income (loss).

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis at August 31, 2012 and November 30, 2011.

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

Surplus Reserve Fund: The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their stockholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

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

The statutory reserves consist of the following:

	August 31, 2012	November 30, 2011

Statutory surplus reserve and welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve fund	7,040,719	6,585,257
Total statutory reserves	$9,488,317	$9,032,855

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense based on the estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of operations and other comprehensive income (loss) over the requisite service period.

Asset Retirement Costs and Obligations

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

All of the Company’s businesses are transacted in RMB, which is not freely convertible into US dollars. The People’s Bank of China and other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not US dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use profits generated in RMB to pay any dividends to its shareholders outside of China will be limited.

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

Reclassifications

Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications had no effect on previously reported earnings.

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

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 85 million (equivalent to U.S. $13.4 million) as of August 31, 2012, during the periods reported herein, there were no other transactions between the two segments. There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	Three Months Ended August 31,
		2012			2011
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$442,139	$21,973,581	$22,415,720	$662,011	$46,324,632	$46,986,643
Sales - government subsidies	-	-	-	2,498	-	2,498
Interest expense, net	426,692	463,028	889,720	303,110	454,004	757,114
Depreciation and amortization	1,478,233	432,543	1,910,776	838,557	629,833	1,468,390
Segment (loss) profit	(3,691,209)	(376,613)	(4,067,822)	(985,487)	9,288,889	8,303,402

	Nine Months Ended August 31,
		2012			2011
	Heat	Coal	Total	Heat	Coal	Total
	Power	Group		Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$12,261,393	$132,291,778	$144,553,171	$12,317,052	$88,822,809	$101,139,861
Sales - government subsidies	2,150,630	-	2,150,630	393,532	-	393,532
Other income - government subsidies	-	754,721	754,721	-	-	-
Interest expense, net	1,109,476	1,481,925	2,591,401	682,457	1,024,361	1,706,818
Depreciation and amortization	4,488,621	1,777,062	6,265,683	2,905,915	1,569,602	4,475,517
Segment (loss) profit	(3,348,475)	12,718,677	9,370,202	(345,213)	18,273,270	17,928,057

	August 31, 2012			November 30, 2011
	Heat	Coal		Heat	Coal
	Power	Group	Total	Power	Group	Total

Segment assets	$73,963,158	$114,510,794	$188,473,952	$71,566,508	$115,576,659	$187,143,167
Construction in progress	2,884,542	18,115	2,902,657	2,801,159	18,035	2,819,194
Investment property, net	3,597,719	1,948,085	5,545,804	3,754,281	1,975,888	5,730,169

Reconciliation of the total segment profits to net income included in the consolidated financial statements is as follows:

	Three Months ended August 31,		Nine Months ended August 31,
	2012	2011	2012	2011

Total segment (loss) profit	$(4,067,822)	$8,303,402	$9,370,202	$17,928,057
Unallocated corporate expenses	(128,292)	(141,541)	(437,084)	(1,614,683)
Net (loss) income	$(4,196,114)	$8,161,861	$8,933,118	$16,313,374

4.	Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the Coal Group were provided by stockholder loans. Balances are detailed below:

	August 31, 2012	November 30, 2011
Ordos City YiYuan Investment Co., Ltd.	$1,769,018	$1,702,421
Hangzhou Dayuan Group, Ltd.	5,890,982	5,736,898
Inner Mongolia Duoyida Mining Co. Ltd.	2,083,644	2,013,393
Total	$9,743,644	$9,452,712

The stockholder loans are due on demand with interest as follows:

	August 31, 2012		November 30, 2011
	Balance	Interest rate	Balance	Interest rate

Stockholder loans – interest bearing	$6,962,384	5.31% and 7.32%	$6,931,702	5.31%
Interest payable	2,781,260		2,521,010
Total	$9,743,644		$9,452,712

5.	Lease Obligation

The Company leases an office under an operating lease expiring December 31, 2015. The minimum future annual rent payments under the lease as of August 31, 2012 are as follows:

Year Ending	Annual
November 30,	Amount

2012	$25,597
2013	102,388
2014	102,388
2015	102,388
2016	8,532
Total	$341,293

Rent expense charged to operations for the three months ended August 31, 2012 and 2011 was $25,531 and $31,773, respectively, and was $76,975 and $77,440 for the nine months then ended, respectively.

6.	Other Payables

Included in other payables are advances from the Company’s Chairman and entities affiliated to the Company through a family member of the Company’s Chairman totaling $4,838,045 and $4,704,775 as of August 31, 2012 and November 30, 2011, respectively. These advances are non-interest bearing and payable on demand. At August 31, 2012 and November 30, 2011, other payables amounted to $7,884,034 and $13,111,017, respectively.

7.	Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases. At August 31, 2012 and November 30, 2011, advances amounted to $38,920,307 and $27,566,516, respectively. There is no interest due on these advances; the advances are offset against billings as they are made by the suppliers.

8.	Other Receivables

Other receivables consist of the following:

	August 31, 2012	November 30, 2011

Loans to suppliers and other associated firms	$8,360,885	$20,529,996
Employee expense advances	3,336,934	709,015
Government subsidies receivable	209,485	2,368,440
Heat network access fee receivable	1,513,460	955,085
Rental fee receivable	30,716	-
Total	$13,451,480	$24,562,536

Included in loans to suppliers and other associated firms are advances to entities affiliated to the Company through a family member of the Company’s Chairman totaling $6,515,185 and $752,380 as of August 31, 2012 and November 30, 2011, respectively. $5,754,993 of the $6,515,185 as of August 31, 2012 was subsequently fully repaid in September 2012. In addition, included in loans to suppliers and other associated firms is also an advance to one of the Heat Power’s stockholders for fixed asset purchases of $371,747 as of August 31, 2012. Also included in loans to suppliers and other associated firms are advances to Heat Power’s Vice President and family members of the Company’s Chairman of $354,840 and $39,923 as of August 31, 2012 and November 30, 2011, respectively. Those advances are non-interest bearing and payable on demand.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances. In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor. The Company considers all of these receivables at August 31, 2012 and November 30, 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9.	Fixed Assets

Fixed assets are summarized as follows:

	August 31, 2012	November 30, 2011

Buildings	$10,830,993	$10,777,208
Machinery & equipment	41,750,716	43,845,438
Transferred assets (a)	28,027,456	19,702,907
Automotive equipment	2,022,280	1,953,696
Office Equipment	1,440,837	1,379,812
Construction in progress	2,902,657	2,819,194
	86,974,939	80,478,255
Accumulated depreciation	(22,893,072)	(17,540,508)
Fixed assets, net	$64,081,867	$62,937,747

(a)	Real estate with equipment subject to the finance obligation as described in Note 11 under “Finance Obligations.”

Depreciation expense charged to operations for the three months ended August 31, 2012 and 2011 was $1,624,735 and $1,449,634, respectively and was $5,291,031 and $4,085,127 for the nine months then ended, respectively.

Land use rights of $246,404 and $245,318 at August 31, 2012 and November 30, 2011, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

10.	Short Term Bank Loans

The Company has bank loans collateralized by mining rights and the real estate properties and guaranteed by the Company’s CEO and a stockholder. Relevant terms of these bank loans are as follows:

	August 31, 2012	November 30, 2011
Bank loan due 1/17/12, with interest at 6.94% (a)	-	12,546,068
Bank loan due 1/17/12, with interest at 6.94% (b)	-	8,782,247
Bank loan due 7/28/12, with interest at 7.22% (a)	-	7,809,927
Bank loan due 12/14/12, with interest at 7.22% (b)	12,601,601	-
Bank loan due 1/12/13, with interest at 7.22% (b)	9,451,200	-
Total	$22,052,801	$29,138,242

(a) Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group.

(b) Loan to Coal Group, collateralized by mining rights of Coal Group.

Interest expense related to the bank loans amounted to $497,782 and $468,768 for the three months ended August 31, 2012 and 2011, respectively, and $1,574,125 and $1,143,791 for the nine months then ended, respectively.

At August 31, 2012 the Company had a letter of intent with a bank to provide the Company an additional line of credit in the amount of RMB 60 million (US$9,451,200).

11. Finance Obligations

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract 1”) with a leasing company covering its thermoelectric plants, heat transfer stations, and machinery and equipment (“Transferred Assets 1”), having a gross value of RMB 125,635,589 (US$19,392,298). Pursuant to Contract 1, Heat Power sold to the leasing company its Transferred Assets 1 used for its operation in exchange for RMB 60,000,000 (US$9,261,260) in cash. Under Contract 1, Heat Power leased back the Transferred Assets 1 with a quarterly installment payment of RMB 3,555,163 (US$548,755) until April 2016, when Contract 1 expires. Contract 1 is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets 1 at a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of Contract 1, Heat Power paid a servicing fee of RMB 3,300,000 (US$502,337) and a refundable deposit of RMB 9,000,000 (US$1,389,189) to the leasing company.

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

Since Heat Power has the option to repurchase its Transferred Assets, Heat Power is considered to have “continuing involvement” pursuant to ASC 840-40, “Sales-Leaseback Transactions”. Accordingly, the lease did not qualify as a normal sale-leaseback transaction and is being accounted for under the financing method in which Heat Power reports the sales proceeds as a finance obligation, continues to report the Transferred Assets as its assets, and continues to depreciate the Transferred Assets. The lease payments are being recognized under the interest method. The effective interest rate of this transaction is 6.70% and 7.05% for Contract 1 and Contract 2, respectively.

Future payments of the finance obligations as of August 31, 2012 are as follows:

Year Ending
November 30,	Amount

2012	$1,009,934
2013	4,047,596
2014	4,047,596
2015	4,047,596
Thereafter	3,825,458

16,978,180
Less: amount representing interest	2,361,761

Finance obligations	14,616,419
Less: current portion of finance obligations	3,122,029

Finance obligation, net of current portions	$11,494,390

Interest expense for these finance obligations amounted to $329,876 and $211,499 for the three months ended August 31, 2012 and 2011, respectively, and $815,445 and $318,320 for the nine months then ended, respectively. The refundable deposits are included in other long term assets in the consolidated balance sheets as of August 31, 2012 and November 30, 2011. The costs related to these Contracts of RMB 7,200,000 (US$1,134,144) are being amortized by the interest method over the life of the leases.

12.	Rental Income

The Company entered into rental agreements with four unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income as of August 31, 2012 is as follows:

Year Ending
November 30,	Amount

2012	$61,039
2013	208,714
2014	196,900
2015	36,886

$503,539

Rental income, under operating leases, included in non-operating income in the consolidated statements of operations and other comprehensive income (loss) for the three months ended August 31, 2012 and 2011 was $104,012 and $84,964, respectively and was $244,810 and $303,404 for the nine months then ended, respectively. The related rent receivable of $30,716 at August 31, 2012 is included in other receivables on the consolidated balance sheets.

13.	Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government. The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for the purchase of coal used in providing heat. Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices. Government subsidies amounted to $0 and $2,498 for the three months ended August 31, 2012 and 2011, respectively and were $2,150,630 and $393,532 for the nine months then ended, respectively. During the three and nine months ended August 31, 2012, Coal Group received subsidies from the government of $0 and $754,721, respectively.

14.	Income Taxes

The Company is required to file income tax returns in both the United States and PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. The laws of the PRC permit the carry-forward of net operating losses for a period of five years. At November 30, 2011, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. There are no deferred tax assets or liabilities as of August 31, 2012 and November 30, 2011.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Three months ended August 31, 2012	Tax Provision	Rate of Tax
As calculated with statutory rate	$(947,735)	25.00%
Tax effect of loss of subsidiaries	2,228,328	(58.79%)
Tax effect of eliminated intercompany profit (loss)	(873,544)	23.05%
Effective tax rate	$407,049	(10.74%)

Three months ended August 31, 2011	Tax Provision	Rate of Tax
As calculated with statutory rate	$2,914,546	25.0%
Tax effect of loss of subsidiaries	325,102	2.8%
Tax effect of eliminated intercompany profit (loss)	256,676	2.3%
Effective tax rate	$3,496,324	30.1%

Nine months ended August 31, 2012	Tax Provision	Rate of Tax
As calculated with statutory rate	$3,665,207	25.00%
Tax effect of loss of subsidiaries	2,377,933	16.22%
Tax effect of eliminated intercompany profit (loss)	(316,644)	(2.16%)
Other	1,214	0.01%
Effective tax rate	$5,727,710	39.07%

Nine months ended August 31, 2011	Tax Provision	Rate of Tax
As calculated with statutory rate	$5,971,788	25.0%
Tax effect of loss of subsidiaries	337,238	1.4%
Tax effect of eliminated intercompany profit (loss)	1,264,752	5.4%
Effective tax rate	$7,573,778	31.8%

The Company follows ASC 740, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company does not have any accruals for uncertain tax positions for the periods presented.

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through August 31, 2012. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended November 30, 2002 to 2011 remain open to examination by tax authorities.

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

The fair value of the options was estimated using the Black-Scholes option pricing model. Expected volatility is based on historical volatility data of the Company’s stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options. The weighted average estimated grant date fair value for options granted to the independent directors was US$1.24 per share.

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

The stock-based compensation, included in general and administrative expenses in the consolidated statements of operations and other comprehensive income (loss), was $0 for the three month periods ended August 31, 2012 and 2011, respectively, and was $4,857 and $26,106 for the nine months then ended, respectively.

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock options:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	9.5 years	-
Granted	55,000	0.39	10 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at November 30, 2011	115,000	$1.24	9.1 years	-

Vested and expected to vest at August 31, 2012	115,000	$1.24	8.4 years	-

Exercisable at August 31, 2012	115,000	$1.24	8.4 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three and nine month periods ended August 31, 2012 and 2011.

There was no unrecognized compensation cost related to these options as of August 31, 2012.

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

The Company issued 60,000 shares of common stock to an investor relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of the stock was $121,800.

16.	Contingencies

As is customary in the PRC, except for auto coverage, Coal Group and Heat Power do not carry sufficient insurance. As a result, the Company is effectively self-insuring the risk of potential accidents that may occur in the workplace. Given the nature of the industry, the Company may be exposed to risks that could have a material adverse impact on its consolidated financial statements.

The PRC has enacted legislation which appears to restrict the ability of entities considered foreign, like the Company, to have ownership interest in operating companies located in the PRC. The Company has taken steps to avoid any potential adverse impact of this legislation (See Note 1). However, the enacted legislation can be affected due to the PRC’s political, social and economic conditions.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Segments

We are structured as a holding company that controls our two PRC Operating Companies: Coal Group, which operates our coal segment, and Heat Power, which operates our heating and electricity service segment. Through Coal Group, we produce coal using the long-wall method of mining at the Laiyegou coal mine located in the Dongsheng coal field in the Dongsheng District of Ordos City, Inner Mongolia.

Coal Group is the major revenue and profit driver of the Company. For the nine-month periods ended August 31, 2012 and 2011, Coal Group contributed 91.5% and 87.8% to our total revenue, respectively, with the balance attributable to Heat Power. For the three-month periods ended August 31, 2012 and 2011, Coal Group contributed 98% and 98.6% to our total revenue, respectively, with the balance attributable to Heat Power. While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent.

In addition to directly selling coal from our mine location, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business. Each year, the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port. In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producer’s mine to the Qinhuangdao port.

The source of the coal sold by our trading business is either from our Laiyegou coal mine or from other local coal producers. Our business of buying and re-selling coal expanded in 2010 as a result of our receipt of additional quota from the local railway bureaus. Due to the increased quota, we were able to trade more coal. Parties are awarded additional quotas based on their successful use of the quota in the previous year. Occasionally the government grants a discretionary increase in the quota depending upon business conditions. Our ability to use any or all of our quota of 770,000 metric tons in 2012 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades. The coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and, therefore, does not count against our rail space quota.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos City. Coal Group does not sell any coal to Heat Power.

Recent Significant Changes

Through Coal Group, we produced and sold 62,216 tons and 706,990 tons of coal in the three and nine-month periods ended August 31, 2012, respectively, at our Laiyegou coal mine, representing a 82% and 23% decrease, respectively, over the same periods in 2011. For the three-month period ended August 31, 2012, our coal trading volume was 284,627 tons, a 53% decrease compared to the same period in 2011. However, for the nine-month period ended August 31, 2012, we traded 1,761,799 tons of coal, representing a 73% increase over the same period in 2011. The dramatic drops in our coal production and coal trading in the three-month period ended August 31, 2012 were due to a rapid decline in the demand for our coal and a dramatic deterioration of the overall coal market in China during the months of June and July. Due to market conditions, we closed our Laiyegou coal mine for most of June and July and only partially resumed production in August.

The dramatic decline in our coal sales and coal trading business during the third quarter was primarily caused by (i) increased competition from imported coal, (ii) a slowing Chinese domestic economy resulting in a decrease in electricity demand, and (iii) increased competition from other coal mines in the Inner Mongolia area which were able to increase their production as a result of, among other things, an improvement in coal mining exploration technologies.

During 2011, Heat Power increased its coverage area from 3,300,000 square meters to approximately 4,000,000 square meters due to the development of the Xuejiawan area. We anticipate that the heat supply coverage area will increase to approximately 5,000,000 square meters in 2012. For the nine-month period ended August 31, 2012, our electricity sales decreased to approximately 76 million kWh, representing a 15% reduction as compared to the same nine-month period in 2011. The decrease was primarily due to the longer down time caused by necessary repairs and maintenance in the plant and unexpected down time during this period.

Our overall revenues for the three months ended August 31, 2012 compared to the same period in 2011 decreased 52% from $46,989,141 to $22,415,720. The reduction in revenues was mainly caused by the drop in coal produced and sold during this period, which in turn was mainly caused by the deterioration of the overall coal market in China. Overall revenues for the nine months ended August 31, 2012 compared to the same period in 2011 increased 43% from $101,533,393 to $146,703,801. This increase was primarily due to an increase in coal production and coal trading during the first two quarters in 2012 partially offset by the decrease in coal production and coal trading in the third quarter.

Seasonality

Coal Group experiences lower sales volume in the first fiscal quarter of each year due to the Chinese New Year holidays, when most businesses are closed. Heat Power provides heating from October 15th each year to April 15th of the next calendar year, resulting in higher sales and profit in the first fiscal quarter, lower sales in the second and fourth fiscal quarters and no sales from heating in the third fiscal quarter of each year.

Results of Operations

Results of Operations – Three-Month Period Ended August 31, 2012

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses and variance for the three-month period ended August 31, 2012 compared to August 31, 2011:

Coal Group	Three-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue

Revenues	$21,973,581	98%	$46,324,632	99%
Cost of revenues	18,558,403	83%	29,844,246	64%
Gross profit (loss)	$3,415,178	15%	$16,480,386	35%

Heat Power	Three-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue

Revenues	$442,139	2%	$664,509	1%
Cost of revenues	3,691,878	16%	1,456,587	3%
Gross profit	$(3,249,739)	(14%)	$(792,078)	(2%)

Coal Group

For the three-month period ended August 31, 2012, revenues for the Coal Group were $21,973,581 compared to $46,324,632 in the comparable three-month period in 2011. The $24,351,051 decrease was mainly due to the decrease in the volume of coal produced and sold at our Laiyegou coal mine and the decrease in the volume of our proprietary coal trading from the corresponding period in 2011.

Coal Trading	Three-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue

Revenues	$18,946,012	85%	$27,377,611	58%
Cost of revenues	17,609,830	79%	23,990,511	51%
Gross profit	$1,336,182	6%	$3,387,100	7%

Coal Production	Three-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue

Revenues	$3,027,569	13%	$18,947,021	41%
Cost of revenues	948,573	4%	5,853,735	13%
Gross profit	$2,078,996	9%	$13,093,286	28%

The Coal Group produced 62,216 metric tons of coal during the three-month period ended August 31, 2012, compared to 352,231 metric tons in the comparable period in 2011, an 82% decrease. The volume of coal sold by our proprietary trading business was 349,797 metric tons during the three-month period ended August 31, 2012, compared to 603,981 metric tons in the comparable period in 2011, a 42% decrease. We currently anticipate that the annual production volume for the fiscal year ending November 30, 2012 will decrease from that of 2011.

Heat Power

For the three-month period ended August 31, 2012, revenues for Heat Power were $442,139 compared to $664,509 in the comparable period in 2011. The decrease was primarily due to the longer down time caused by necessary repairs and maintenance in the plant and unexpected down time during this period.

Cost of Revenues

For the three-month period ended August 31, 2012, cost of revenues decreased by $9,050,552 from the comparable period in 2011, as a result of changes in the following expenses:

	Three-month period ended August 31,
	2012	2011	Variance
Coal and freight	$19,268,902	$29,901,963	$(10,633,061)
Heat resource rental	--	(1,416,563)	1,416,563
Depreciation and depletion	1,366,021	1,210,053	155,968
Operating supplies	333,012	881,081	(548,069)
Utilities	289,696	390,765	(101,069)
Salaries	390,536	293,919	96,617
Repairs	404,656	125,963	278,693
Other	197,458	(86,348)	283,806

Total	$22,250,281	$31,300,833	$(9,050,552)

For the three-month period ended August 31, 2012, our overall gross margin was 1% compared with 33% in the 2011 comparable period. The decrease in gross margin was due to the dramatic drop of coal produced and sold and the volume of coal traded during the period while our costs to maintain coal production and trading operations did not drop as much proportionally.

Coal and freight. Coal and freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business; and (iii) cost of coal consumed by Heat Power. The decrease of these costs was mainly due to (i) the decreased production cost which dropped in line with the production volume, and (ii) the decreased coal purchases in connection with our coal trading business. The volume of coal sold at the Laiyegou coal mine and that sold by our proprietary trading business decreased by 82% and 53%, respectively, for the corresponding period in 2011.

Heat resource rental. Since we do not supply heat during this fiscal quarter, we did not incur costs for heat resource rental.

Depreciation and depletion. The increase in depreciation and depletion was mainly due to the expanded heating supply coverage area and the corresponding construction of additional pipelines.

Operating Supplies. The reduction in operating supplies was mainly due to (i) the much lower volume of coal produced at our Laiyegou coal mine, and (ii) the longer breaking-down periods for repairs and maintenance of our power plant, during which periods the need for operating supplies is substantially or completely eliminated.

Utilities. The reduction in utilities was primarily due to the same reasons as those caused the reduction in operating supplies.

Salaries. At the beginning of the fiscal year, we had an overall increase in the salaries of all employees.

Repairs. The increase in repairs was primarily due to the major repairs to the power plant that were carried out in June and July this year. The plant is about ten years old and is entering into a period when major repairs are expected.

Selling and Marketing Expenses

For the three-month period ended August 31, 2012, selling and marketing expenses decreased by $1,443,395 compared to the same period in 2011 due primarily to a decrease in transportation and storage expenses and sales taxes which in turn were mainly caused by the reduction in coal produced and sold by our Laiyegou coal mine and coal sold by our proprietary coal trading division.

	Three-month period ended August 31,
	2012	2011	Variance
Transportation and storage	$742,971	$1,884,658	$(1,141,687)
Sales tax and other expenses	224,180	590,485	(366,305)
Office	94,233	91,931	2,302
Salaries and welfares	119,523	58,188	61,335
Depreciation	7,407	6,447	960

Total	$1,188,314	$2,631,709	$(1,443,395)

General and Administrative Expenses

For the three-month period ended August 31, 2012, general and administrative expenses increased by $1,213,256 as a result of the changes in the following expenses:

	Three-month period ended August 31,
	2012	2011	Variance
Professional and other fees	$240,407	$224,119	$16,288
Salaries and wages	385,410	258,571	126,839
Office	286,866	184,616	102,250
Travel	85,920	148,157	(62,237)
Depreciation	183,625	131,352	52,273
Repairs	277,999	16,032	261,967
Inventory price drop reserve	666,262	--	666,262
Tax	164,987	--	164,987
Other	71,871	187,243	(115,372)

Total	$2,363,346	$1,150,090	$1,213,257

Repairs. The increase in repairs was mainly due to the major repairs to the power plant that were carried out in June and July this year. The plant is approximately ten years old and is entering into a period when major repairs are expected.

Salaries and wages. At the beginning of the fiscal year, we had an overall increase of the salaries of all employees.

Inventory price drop reserve. We booked this reserve during the third quarter of 2012 due to the dramatic price decrease in coal during the quarter.

Interest Expenses

For the three-month periods ended August 31, 2012 and August 31, 2011, interest expenses amount to $889,720 and $754,114, respectively. The increase was mainly due to the rise of interest rates per annum from 6.6% to 7.2%.

Results of Operations – Nine-Month Period Ended August 31, 2012

Revenues

The following is an analysis of our revenues and gross profits, details and analysis of components of expenses and variance for the nine-month period ended August 31, 2012 compared to August 31, 2011:

Coal Group	Nine-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue
Revenues	$132,291,778	90%	$88,822,809	88%
Cost of revenues	101,981,433	70%	54,375,846	54%
Gross profit	$30,310,345	21%	$34,446,963	34%

Heat Power	Nine-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue
Revenues	$14,412,023	10%	$12,710,584	12%
Cost of revenues	16,446,349	12%	12,851,876	13%
Gross profit	$(2,034,326)	(1)%	$(141,292)	(1)%

Coal Group

For the nine-month period ended August 31, 2012, revenues for the Coal Group were $132,291,778 compared to $88,822,809 in the comparable period in 2011. The $43,468,969 increase was mainly due to the increase in our proprietary trading of coal by 741,219 tons, a 73% increase of volume compared to the same period in 2011. However, the increase in revenues brought by the increased volume of coal traded by our proprietary coal trading business was partly offset by the decrease in the volume of coal produced and sold at our Laiyegou coal mine from the corresponding period in 2011. For the nine months ended August 31, 2012, our Laiyegou coal mine produced and sold 706,990 metric tons of coal, a 23% decrease compared to the same period in 2011.

Coal Trading	Nine-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue
Revenues	$100,949,451	69%	$49,780,937	49%
Cost of revenues	89,213,208	61%	40,855,430	40%
Gross profit	$11,736,243	8%	$8,925,507	9%

Coal Production	Nine-month period ended August 31,
	2012	% of Total Revenue	2011	% of Total Revenue
Revenues	$31,342,327	21%	$39,041,872	39%
Cost of revenues	12,768,225	9%	13,520,416	14%
Gross profit	$18,574,102	13%	$25,521,456	25%

The Coal Group produced approximately 706,990 metric tons of coal during the nine-month period ended August 31, 2012 compared to 806,439 metric tons for the comparable period in 2011. The volume of coal sold by our proprietary trading business was approximately 1,761,799 metric tons during the nine-month period ended August 31, 2012 compared to 1,020,580 metric tons for the comparable period in 2011. We currently anticipate that the annual production volume for the fiscal year ending November 30, 2012 will decrease from that of 2011 by a substantial amount.

Heat Power

For the nine-month period ended August 31, 2012, revenues for Heat Power were $14,412,023 compared to $12,710,584 in the comparable period in 2011.

For the nine-month period ended August 31, 2012, revenues generated by Heat Power from its electricity operations were $2,800,732 compared to $3,099,907 in the comparable period in 2011.

For the nine-month period ended August 31, 2012, revenues generated by Heat Power from its heating supply operations were $9,460,661 compared to $9,610,677 in the comparable period in 2011.

Cost of Revenues

For the nine-month period ended August 31, 2012, the cost of revenues increased by $51,200,060 from the comparable period in 2011, as a result of changes in the following expenses:

	Nine-month period ended August 31,
	2012	2011	Variance
Coal and freight	$104,991,803	$56,496,521	$48,495,282
Depreciation and depletion	5,134,136	3,922,769	1,211,367
Utilities	5,278,550	4,167,144	1,111,406
Operating supplies	923,597	1,182,301	(258,704)
Salaries	1,068,697	1,026,013	42,684
Repairs	651,254	211,439	439,815
Other	379,745	221,564	158,181

Total	$118,427,782	$67,227,722	$51,200,060

For the nine-month period ended August 31, 2012, our overall gross margin was 19% compared with 34% in the 2011 comparable period. The decrease in gross margin was mainly due to the increase in the costs of coal and freight because our proprietary coal trading business increased its portion in our overall operations.

Coal and freight. Coal and freight costs are comprised of (i) the production costs of the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business; and (iii) the cost of coal consumed by Heat Power. The increase of these costs was mainly due to the increase in the volume of coal sold by the proprietary trading business by 73%.

Depreciation and depletion. Increase in depreciation and depletion was mainly due to our expanded heating supply area requiring us to build more pipelines to supply heat to these areas. With increased fixed assets, our depreciation and depletion costs increased accordingly.

Utilities. The increase was mainly caused by the expansion of our heat supply area and the rising cost of water used to support our operations.

Repairs. The increase in the costs of repairs was mainly caused by the major repairs and maintenance items done to our power plant, which is about ten years old and on schedule to have major repairs and services.

Selling Expenses

For the nine-month period ended August 31, 2012, selling expenses increased by $1,480,508 as compared to the same period in 2011 because of the expanding proprietary coal trading business in 2012.

	Nine-month period ended August 31,
	2012	2011	Variance
Transportation and storage	$2,898,463	$3,432,309	$(533,846)
Sales tax and other expenses	2,793,024	1,399,364	1,393,660
Office	452,438	210,463	241,975
Salaries and welfares	539,146	166,278	372,868
Depreciation	24,948	19,097	5,851

Total	$6,708,019	$5,227,511	$1,480,508

Transportation and storage. Overall transportation and storage costs are down for the 9 months ended August 31, 2012. The decrease was mainly due to the fact that we used less storage at Qinhuangdao port and increased the volume of direct sales to customers. Direct sales require less storage since the coal is generally shipped directly to the customer.

Sales tax and other expenses. The increase in overall sales tax and other expenses was due to the increase in the volume of coal sold through our proprietary coal trading business.

Office. During this period, we made extensive repairs to our office spaces. We also replaced office furniture and equipment that were due to be replaced. We also added new office space for a new sales division in our coal trading business.

Salaries and welfares. The increase in salaries and welfares was mainly caused by (i) an overall increase in salaries of all employees at the beginning of the fiscal year, and (ii) the creation of a new sales division in our coal trading business.

General and Administrative Expenses

For the nine-month period ended August 31, 2012, general and administrative expenses increased by approximately $1,380,377 as a result of changes in the following expenses:

	Nine-month period ended August 31,
	2012	2011	Variance
Professional and other fees	$1,452,539	$806,983	$645,556
Salaries and wages	1,005,885	787,207	218,678
Office	995,642	554,564	441,078
Depreciation	478,245	336,854	141,391
Travel	395,018	295,882	99,136
Repairs	364,952	61,881	303,071
Inventory price drop reserve	668,801		668,801
Stock based compensation	4,857	1,533,906	(1,529,049)
Other	647,838	256,124	391,714

Total	$6,013,778	$4,633,401	$1,380,377

Professional and other fees. The increase in professional fees was mainly due to the costs associated with the services that our Laiyegou coal mine and Heat Power incurred as a result of an environmental impact evaluation and consultation required by the government.

Office. During this period, we made extensive repairs to our office spaces. We also replaced office furniture and equipment that were due to be replaced. We also added new office space for a new sales division in our coal trading business.

Inventory price drop reserve. We booked this reserve during the third quarter of 2012 due to the dramatic price decrease in coal during the quarter.

Interest Expenses

For the nine-month periods ended August 31, 2012 and August 31, 2011, interest expenses amounted to $2,591,401 and $1,706,818, respectively. Interest expense increased mainly because of (i) the rise of interest rates per annum from 6.6% to 7.2%, and (ii) the Finance Leasing Contract entered into by Heat Power with a leasing company during this period. Interest expense related to the finance obligation amounted to approximately $2.7 million and $ 1.7 million the nine months ended August 31, 2012 and August 31, 2011, respectively.

Liquidity and Capital Resources

As of August 31, 2012, we had a working capital surplus of $34,721,241, compared with a working capital surplus of $23,522,306 as of November 30, 2011. The improvement of liquidity was mainly due to the reduction in coal inventory, especially during the third fiscal quarter.

We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs.

Sources of Capital

If additional capital needed is in excess of our current capital resources, we will explore financing options such as stockholder loans. Stockholder loans have been granted from time-to-time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time. Existing stockholder loans are payable on demand and accrue interest of 5.31% and 7.32% per annum. The outstanding balance of our stockholder loans as of August 31, 2012 was $6,962,384.

The outstanding balances and interest rates of short-term bank loans at August 31, 2012, were as follows:

Bank Name	Due Date	Principal	Interest Rate	Security
Agricultural Bank of China	December 14, 2012	$12,601,601	7.22%	Secured
Agricultural Bank of China	January 12, 2013	9,451,200	7.22%	Secured

Cash Flows

Operating Activities:

Cash provided by operating activities was $10,846,154 for the nine-month period ended August 31, 2012, as compared to cash used in operating activities of $10,038,217 for the nine-month period ended August 31, 2011. The following summarizes the inflow and outflow of cash for these periods:

	Nine-month period ended August 31,
	2012	2011
Net income	$8,933,118	$16,313,374
Depreciation and amortization	6,265,683	4,475,517
(Increase) in restricted cash	(5,149)	(26,642)
Decrease (Increase) in accounts receivable	6,802,815	(5,308,874)
Decrease in other receivables	11,111,056	1,478,748
(Increase) in advance to suppliers	(10,478,598)	(28,231,613)
(Increase) in prepaid expenses	(14,226)	(418,317)
(Increase) in inventories	(3,756,969)	(15,911,961)
Increase in deferred income	222,178	46,030
(Decrease) Increase in accounts payable	(6,545,672)	2,255,462
Increase in advances from customers	2,379,736	13,327,031
(Decrease) Increase in accrual liabilities and other payables	(5,040,807)	383,860
Other	981,989	1,579,168

Net cash (used in)/provided by operating activities	$10,846,154	($10,038,217)

Accounts receivable. The decrease in accounts receivable is mainly attributable to the decrease of Coal Group’s receivables in the third fiscal quarter.

Other receivables. Other receivables decreased mainly because the repayment of loans made to suppliers during the nine month period.

Advance to suppliers. Advances increased for the purchase of coal and freight from third party suppliers, along with the increase of sales volume by our coal trading business.

Inventory. Inventory mainly consists of coal for trading purposes. Our coal trading business volume increased from 1,020,580 metric tons in the first nine months of 2011 to 1,761,799 metric tons during the first nine months of 2012. Normally we need to maintain a high level of inventory balance to assure the stability of our coal trading business but due to the dramatic deterioration of the overall coal market in China, we reduced the level of our coal inventory to minimize our exposure to the further decline in the market price of coal.

Accounts payable. Our account payable decreased mainly due to the volume of coal that we purchased and sold through our trading division decreased dramatically during the third quarter.

Advances from customers. Advances on sales of coal represent the majority of customer advances received and it is a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances decreased during the third fiscal quarter of 2012 as a result of fewer orders for the period. The level of advances fluctuates depending upon how quickly Coal Group delivers coal to customers.

Accrued liabilities and other payables. These include accruals made for loan interest, repairs and maintenance of heating plants, labor costs, union fees, social insurance, technical training for our employees. The decrease in accrued liabilities and other payables was primarily due to a significant tax payment and customer loan repayments during the period.

Investing Activities:

Cash used in investing activities was $5,912,717 for the nine-month period ended August 31, 2012 compared to cash provided by investing activities of $7,688,223 for the nine-month period ended August 31, 2011. The change was mainly due to the collection of notes receivable for loans made to related parties of $14.7 million in the first half of 2011. Cash used in investing activities for the nine months ended August 31, 2012 was mainly for purchase of property, and equipment.

Financing Activities:

Cash used in financing activities was $3,184,097 for the nine-month period ended August 31, 2012 compared to cash provided by financing activities of $23,144,944 for the nine-month period ended August 31, 2011. On March 28, 2012, Heat Power entered into a finance leasing contract with a leasing company in which the Company pledged certain assets to the leasing company in exchange for $7,157,318 which included a refundable deposit of $1,507,443. Net proceeds from finance obligation were $5,710,602.

The outstanding balances and interest rate of shareholder loans at August 31, 2012 were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,890,982	5.31% and 7.32%
Inner Mongolia Duoyida Mining Co., Ltd.	2,083,644	5.31%
Ordos City YiYuan Investment Co. Ltd.	1,769,018	5.31%

Total	$9,743,644

Seasonal Aspects

Coal Group’s business is seasonal as sales are particularly low in the first quarter of the year, due to the Chinese New Year holiday. During this time, our business is closed for about two weeks.

Heat Power heating sales decrease from April through October as the climate in the region is warm, reducing heating requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Evaluation of Disclosure Controls and Procedures.

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

B.	Changes in Internal Controls Over Financial Reporting.

In connection with the evaluation of the Company’s internal controls during the quarter ended August 31, 2012, the Company’s principal executive officer and principal financial officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CHINA ENERGY CORPORATION

Date: November 20, 2012	By:	/s/ Wenxiang Ding
Wenxiang Ding,
President, Chief Executive Officer,
Director and Secretary

	By:	/s/ Fu Xu
Fu Xu,
Acting Chief Financial Officer

