Form 10-Q/A
period 2012-02-29
China Energy CORP
filed 2013-01-25
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A amends and restates in its entirety the Quarterly Report on Form 10-Q of China Energy Corporation, a Nevada corporation (the “Company”), for the quarter ended February 29, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2012 (the “Original Filing”). This Amendment is being filed to restate the Company’s consolidated financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three-month periods ended February 29, 2012, as discussed in Note 17 to the consolidated financial statements included in Item 1.

The Company’s consolidated financial statements have been restated to correct the errors in the inter-company elimination entry during consolidation relating to inter-company sales and purchases of coal between the Company’s coal mine and trading divisions, which resulted in an overstatement of inventory as of February 29, 2012 and an overstatement of net income for the three months ended February 29, 2012.

No other sections were affected, but for the convenience of the reader, this Amendment restates in its entirety, as amended, our Original Filing. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32, respectively.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. In this report, we used words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets,
•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
•	our ability to implement our growth strategy, anticipated trends in our business,
•	advances in technologies, and
•	other risk factors set forth herein.

For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.	INTERIM FINANCIAL STATEMENTS.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29,	November 30,
	2012	2011
	(Unaudited)	(Audited)
	US$	US$
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,337,871	$31,007,269
Accounts receivables, net of allowance for doubtful accounts of $11,399 and $11,251, respectively	17,565,411	17,364,962
Other receivables	14,750,155	24,562,536
Inventories	14,060,124	10,096,645
Prepaid expenses	230,745	323,072
Advances to suppliers	47,737,171	27,566,516
Total current assets	133,681,477	110,921,000

Fixed assets, net	64,318,280	62,937,747

Other assets:
Investment property, net of accumulated depreciation of $525,905 and $475,649, respectively	5,758,019	5,730,169
Mining right, net of amortization of $1,748,030 and $1,635,072, respectively	3,040,943	3,091,565
Restricted cash	582,684	573,542
Other long term assets	3,818,898	3,889,144
Total other assets	13,200,544	13,284,420

TOTAL ASSETS	$211,200,301	$187,143,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$30,158,100	$29,138,242
Accounts payable	25,512,314	21,716,148
Advances from customers	23,205,729	10,321,920
Accrued liabilities	579,075	629,016
Other payables	15,483,790	13,111,017
Stockholders loans	9,676,101	9,452,712
Current portion of finance obligation	1,747,084	1,695,944
Current portion of deferred income	1,377,484	1,333,695
Total current liabilities	107,739,677	87,398,694

Non-current liabilities
Finance obligation, net of current portion	6,550,337	6,906,957
Deferred income, net of current portion	8,814,964	8,804,664
Total non-current liabilities	15,365,301	15,711,621

Total liabilities	123,104,978	103,110,315

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding at February 29, 2012 and November 30, 2011, respectively	45,060	45,060
Additional paid-in capital	10,623,768	10,620,368
Retained earnings	59,681,943	56,818,378
Statutory reserves	9,107,174	9,032,855
Accumulated other comprehensive income	8,637,378	7,516,191
Total stockholders’ equity	88,095,323	84,032,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,200,301	$187,143,167

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF income and

other comprehensive income

(UNAUDITED)

	For the three months ended
	February 29, 2012	February 28, 2011
	US$	US$
	(As Restated)

Revenues	$38,687,151	$22,352,729
Cost of revenues	(28,499,181)	(14,353,986)

Gross profit	10,187,970	7,998,743

Operating expenses:
Selling and marketing	(3,312,157)	(1,243,806)
General and administrative	(1,724,894)	(1,117,130)

Total operating expenses	(5,037,051)	(2,360,936)

Income from operations	5,150,919	5,637,807

Other income and (expenses):
Finance expenses, net	(801,632)	(320,942)
Non-operating income	177,899	433,204
Non-operating expenses	(100,273)	(79,999)
Income before provision for income taxes	4,426,913	5,670,070

Provision for income taxes	1,489,029	1,305,860

Net income	2,937,884	4,364,210

Other comprehensive income:
Foreign currency translation adjustment	1,121,187	808,004

Total comprehensive income	$4,059,071	$5,172,214

Net income per common share basic and diluted	$0.07	$0.10

Weighted average common shares outstanding basic and diluted	45,060,000	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the THREE Months Ended FEBRUARY 29, 2012

(UNAUDITED)

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity
		(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)
Balance as of November 30, 2011	45,060,000	$45,060	$10,620,368	$56,818,378	$9,032,855	$7,516,191	$84,032,852

Net income	-	-	-	2,937,884	-	-	2,937,884
Other comprehensive income	-	-	-	-	-	1,121,187	1,121,187
Stock-based compensation	-	-	3,400	-	-	-	3,400
Appropriation of statutory reserves	-	-	-	(74,319)	74,319	-	-

Balance as of February 29, 2012 (As Restated)	45,060,000	$45,060	$10,623,768	$59,681,943	$9,107,174	$8,637,378	$88,095,323

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	February 29, 2012	February 28, 2011
	US$	US$
	(As Restated)
Cash flows from operating activities:
Net profit	$2,937,884	$4,364,210
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in allowance for doubtful accounts	-	(44,110)
Depreciation and amortization	2,264,626	1,386,351
Stock-based compensation	3,400	18,274
Interest accrued on shareholder loans	98,291	410,925
Loss on disposal of property, plant and equipment	12,899	-
Changes in operating assets and liabilities:
(Increase) in restricted cash	(9,142)	(7,952)
(Increase) in accounts receivable	(200,597)	(3,956,272)
Decrease in other receivables	9,812,381	1,609,480
Decrease in prepaid expenses	92,327	-
(Increase) in advances to suppliers	(19,889,193)	(2,039,626)
(Increase) in inventories	(3,963,479)	(9,525,899)
Increase in deferred income	54,089	288,620
Increase (decrease) in accounts payable	5,895,474	(195,388)
Increase (decrease) in advances from customers	12,883,808	(149,974)
Increase (decrease) in accrual liabilities and other payables	2,322,832	(1,455,687)

Net cash provided by (used in) operating activities	12,315,600	(9,297,048)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,874,099)	(2,109,950)
Increase in construction in progress	(92,340)	-
Payments made on other long term assets	(15,820)	(721,500)
Payments received on notes receivable	-	11,355,556

Net cash (used in) provided by investing activities	(4,982,259)	8,524,106

Cash flows from financing activities:
Proceeds from short term bank loans	22,147,693	12,033,151
Repayments of short term bank loans	(21,514,902)	-
Repayments of lease finance obligation	(417,101)	-
Repayments of shareholders loans	-	(58,305)

Net cash provided by financing activities	215,690	11,974,846

Effect of exchange rate changes on cash	781,571	(69,586)

Net change in cash and cash equivalents	8,330,602	11,132,318
Cash and cash equivalents, beginning of period	31,007,269	4,580,540

Cash and cash equivalents, end of period	$39,337,871	$15,712,858

Supplemental disclosure of cash flow information

Cash paid for interest	$534,045	$290,504
Cash paid for income taxes	$2,096,253	$3,280,944

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND

FEBRUARY 28, 2011

(UNAUDITED)

1.	Organization and Business

Organization of the Company

China Energy Corporation (the “Company”) is a Nevada corporation, formed on October 11, 2002 under the name of Omega Project Consultations, Inc. The name was changed to China Energy Corporation on November 3, 2004. On November 30, 2004, the Company entered into a share exchange agreement with Inner Mongolia Tehong Coal Group Co., Ltd. (“Coal Group”), and Inner Mongolia Zhunger Heat Power Co. Ltd. (“Heat Power”) and their respective shareholders. The transaction was accounted for as a reverse merger, a procedure that treats the transaction as though Coal Group had acquired the Company. Under the accounting for a reverse merger, the assets and liabilities of the Company, which were nil at the time, were recorded on the books of Coal Group, the continuing company, and the stockholders’ equity accounts of Coal Group were reorganized to reflect the shares issued in this transaction.

The share exchange agreement, which resulted in the Company’s acquisition of the Coal Group and Heat Power, was governed by and valid under Nevada law and was not perfected under the then People’s Republic of China (“PRC”) law. It was not until certain changes in PRC law, which became definitive in 2006, made clear that a series of procedures of governmental approvals and certain additional corporate actions would be condition precedent to that perfection. The Company does not believe the lack of perfection impairs its ability to exercise control over the Coal Group and Heat Power as it continues to exercise control over them, consistent with the intent of the original shareholders.

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

Exclusive Business Cooperation Agreements: Pursuant to the Exclusive Business Cooperation Agreements, the WFOE provides technical and consulting services related to the business operations of each of Coal Group and Heat Power. In consideration for such services, each of Coal Group and Heat Power have agreed to pay an annual service fee to the WFOE in an amount equal 100% of Coal Group’s and Heat Power’s annual net income, respectively.  Each Exclusive Business Cooperation Agreement has a term of 10 years, which automatically renews unless terminated by the WFOE.  The WFOE may terminate the agreements at any time upon 30 days’ prior written notice to Coal Group or Heat Power, as the case may be.

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of February 29, 2012 and for the three months ended February 29, 2012 and February 28, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”), which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended February 29, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended November 30, 2011.

All consolidated financial statements and notes to the consolidated financial statements are presented in U.S. dollars.

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

For the three months ended February 29, 2012 and February 28, 2011, foreign currency translation adjustments of approximately $1,121,187 and $808,004 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides an allowance where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of February 29, 2012 and November 30, 2011, the balance of allowance for doubtful accounts was $11,399 and $11,251, respectively. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Accounts receivable include amounts due from an entity affiliated with the Company through a family member of the Company’s Chairman of $1,687,024 and $1,712,113 as of February 29, 2012 and November 30, 2011, respectively.

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

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditure that substantially increase the assets value or extend the useful life of an existing asset. Depreciation is computed using the straight line method over the estimated useful lives of property, plant and equipment, which are approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Costs of mine development, expansion of the capacity of or extending the life of the mine (“Mining Structures”) are capitalized and amortized using the units-of-production (“UOP”) method over the productive life of the mine based on proven and probable reserves. Mining Structures includes the main and auxiliary mine shafts, underground tunnels, ramps, and other integrant mining infrastructure.

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes. Depreciation is computed using the straight line method over the estimated useful life of 45 years. The related rental income is included in non-operating income in the accompanying consolidated statements of income and comprehensive income (loss).

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis at February 29, 2012 and November 30, 2011.

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

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period.

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

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not US dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use profits generated in RMB to pay any dividend payments to its shareholders outside of China will be limited.

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

	Three Months Ended
	February 29, 2012			February 28, 2011
		Coal
	Heat Power	Group (Restated)	Total (Restated)	Heat Power	Coal Group	Total
	US$	US$	US$	US$	US$	US$

Sales to external customers	$7,242,178	$30,139,330	$37,381,508	$6,096,304	$16,256,425	$22,352,729
Sales – government subsidies	1,305,643	-	1,305,643	-	-	-
Interest expenses, net	297,736	503,896	801,632	144,842	176,100	320,942
Depreciation and amortization	1,705,425	559,201	2,264,626	1,023,331	363,020	1,386,351
Segment income	531,230	2,562,443	3,093,673	563,009	4,033,853	4,596,862

	February 29, 2012			November 30, 2011
		Coal
	Heat Power	Group (Restated)	Total (Restated)	Heat Power	Coal Group	Total
	US$	US$	US$	US$	US$	US$
Segment assets	$78,680,467	$132,519,834	$211,200,301	$71,566,508	$115,576,659	$187,143,167
Construction in progress	2,895,303	18,273	2,913,576	2,801,159	18,035	2,819,194
Investment property, net	3,768,361	1,989,658	5,758,019	3,754,281	1,975,888	5,730,169

Reconciliation of the total segment income to net income included in the consolidated financial statements is as follows:

	For the Three Months Periods Ended
	February 29, 2012 (Restated)	February 28, 2011

Total segment income	$3,093,673	$4,596,862
Unallocated corporate expenses	(155,789)	(232,652)

Net income	$2,937,884	$4,364,210

4.	Shareholder Loans

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

The stockholder loans are due on demand with interest as follow:

	February 29, 2012		November 30, 2011
	Balance	Interest rate	Balance	Interest rate

Stockholder loans – interest bearing	$7,023,119	5.31% and 7.32%	$6,931,702	5.31%
Interest payable	2,652,982		2,521,010

Total	$9,676,101		$9,452,712

5.	Lease Obligation

The Company leases an office under an operating lease expiring December 31, 2015. The minimum future annual rent payments under the lease as of February 29, 2012 are as follows:

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

8.	Other Receivables

Other receivables consist of the following:

	February 29, 2012	November 30, 2011

Loans to suppliers and other associated firms	$9,436,336	$20,529,996
Employee expense advances	1,018,062	709,015
Government subsidies receivable	3,711,065	2,368,440
Heat network access fee receivable	570,445	955,085
Rental fee receivable	14,247	-

Total	$14,750,155	$24,562,536

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through a family member of the Company’s Chairman totaling $762,303 and $752,380 as of February 29, 2012 and November 30, 2011, respectively. Also included in loans to suppliers and other associated firms are advances to Heat Power’s Vice President and family members of the Company’s Chairman of $1,104,505 and $39,923 as of February 29, 2012 and November 30, 2011, respectively. Those advances are non-interest bearing and payable on demand.

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

9.	Fixed Assets

Fixed assets are summarized as follows:

	February 29, 2012	November 30, 2011

Buildings	$10,901,911	$10,777,208
Machinery & equipment	46,918,090	43,845,438
Transferred assets (a)	19,962,753	19,702,907
Automotive equipment	1,992,491	1,953,696
Office Equipment	1,398,612	1,379,812
Construction in progress	2,913,576	2,819,194
	84,087,433	80,478,255
Accumulated depreciation	(19,769,153)	(17,540,508)

Fixed assets, net	$64,318,280	$62,937,747

(a)	Real estate with equipment subject to a lease finance obligation is described in Note 11 under “Finance Obligation”.

Depreciation expense charged to operations for the three months ended February 29, 2012 and February 28, 2011 was $1,993,019 and $1,255,454, respectively.

Land use rights of $248,553 and $245,318 at February 29, 2012 and November 30, 2011, respectively, are included in buildings and are amortized over the useful lives along with the related buildings.

10.	Short Term Bank Loans

The Company has bank loans collateralized by mining rights and the real estate properties and guaranteed by a related party. Relevant terms of these bank loans are as follows:

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

Interest expense related to the finance obligation amounted to $199,948 and $0 for the three months ended February 29, 2012 and February 29, 2011, respectively. The refundable deposit is included in other long term assets in the consolidated balance sheets as of February 29, 2012 and November 30, 2011. The costs related to the Contract of RMB 4,800,000 (US$740,901) are being amortized by the interest method over the life of the lease.

12.	Rental Income

The Company entered into rental agreements with various unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income is as follows:

Year Ending
November 30,

2012	$149,970
2013	198,618
2014	198,618
2015	37,208

$584,414

Rental income, under operating leases, included in non-operating income in the consolidated statements of income and other comprehensive income (loss) for the three months ended February 29, 2012 and February 28, 2011 was $70,608 and $88,368, respectively. The related rental receivable of $14,247 at February 29, 2012 is included in other receivables on the consolidated balance sheets.

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

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. The laws of the PRC permit the carry forward of net operating losses for a period of five years. At November 30, 2011, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. There are no deferred tax assets or liabilities as of February 29, 2012 and November 30, 2011.

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Three months ended February 29, 2012	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,106,728	25.00%
Non deductible expenses	850	0.02%
Tax effect of loss of subsidiaries	71,109	1.61%
Tax effect of eliminated intercompany profit	310,342	7.01%

Effective tax rate	$1,489,029	33.64%

Three months ended February 28, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$1,417,518	25%
Non deductible expenses	4,569	0.08%
Tax effect of eliminated intercompany profit	(116,227)	(2.04%)

Effective tax rate	$1,305,860	23.04%

The Company follows ASC 740, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109.” ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company does not have any accruals for uncertain tax positions as of February 29, 2012.

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

On September 5, 2011, the Company granted an option to two of its three independent directors to purchase 20,000 shares of common stock and an option to one of its three independent directors to purchase 15,000 shares of common stock, all at an exercise price of US$0.39 per share. The options vested over one year in equal, quarterly installments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2011, subject to their continued service as a director. The Compensation Committee of the Board of Directors has determined the performance conditions have been met.

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

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	9.5 years	-
Granted	55,000	0.39	10 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at November 30, 2011	115,000	$1.24	9.1 years	-

Vested and expected to vest at February 29, 2012	100,000	$1.37	8.9 years	-

Exercisable at February 29, 2012	100,000	$1.37	8.9 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the three months ended February 29, 2012.

As of February 29, 2012, $1,457 of total unrecognized compensation costs related to non-vested options will be recognized through May 31, 2012.

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

The Company issued 60,000 shares of common stock to an investors relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of the stock was $121,800.

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

17.	Restatement of Consolidated Financial Statements

In October 2012, management became aware that there were errors in the inter-company elimination entry during consolidation relating to inter-company sales and purchases of coal between the Company’s coal mine and trading division in the Company’s previously issued unaudited interim financial statements contained in the Company’s Quarterly Reports for the quarter ended February 29, 2012. The elimination errors resulted in an overstatement of inventory as of February 29, 2012 and an overstatement of net income for the three months ended February 29, 2012.

The Company undertook a review to determine the total amount of the errors. The review was overseen by the Company’s CFO with the assistance of consultants engaged by management. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and required the Company to restate its consolidated financial statements for the three months ended February 29, 2012. The errors were primarily due to the following:

Inventory/cost of revenues: inter-company purchases within Coal Group were not fully eliminated and as a result, the ending inventory was overstated and accordingly, the cost of sales was understated.

The Company has restated the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows as of and for the three months ended February 29, 2012. The following discloses each line item on the Company’s consolidated financial statements, as previously reported, as of and for the periods noted, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement, and each line item on the Company’s consolidated financial statements as restated.

Consolidated Balance Sheet

	February 29, 2012
	(Unaudited)
	U.S.$
	As Previously Reported	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$39,337,871	$-	$39,337,871
Accounts receivables, net of allowance for doubtful accounts of $11,399	17,565,411	-	17,565,411
Other receivables	14,750,155	-	14,750,155
Inventories	17,439,263	(3,379,139)	14,060,124
Prepaid expenses	230,745	-	230,745
Advances to suppliers	47,737,171	-	47,737,171
Total current assets	137,060,616	(3,379,139)	133,681,477

Fixed assets, net	64,318,280	-	64,318,280

Other assets:
Investment property, net of accumulated depreciation of $525,905	5,758,019	-	5,758,019
Mining right, net of amortization of $1,748,030	3,040,943	-	3,040,943
Restricted cash	582,684	-	582,684
Other long term assets	3,818,898	-	3,818,898
Total other assets	13,200,544	-	13,200,544

TOTAL ASSETS	$214,579,440	$(3,379,139)	$211,200,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$30,158,100	$-	$30,158,100
Accounts payable	25,512,314	-	25,512,314
Advances from customers	23,205,729	-	23,205,729
Accrued liabilities	579,075	-	579,075
Other payables	15,483,790	-	15,483,790
Stockholders loans	9,676,101	-	9,676,101
Current portion of finance obligation	1,747,084	-	1,747,084
Current portion of deferred income	1,377,484	-	1,377,484
Total current liabilities	107,739,677	-	107,739,677

Non-current liabilities:
Finance obligation, net of current portion	6,550,337	-	6,550,337
Deferred income, net of current portion	8,814,964	-	8,814,964
Total non-current liabilities	15,365,301	-	15,365,301

Total liabilities	123,104,978	-	123,104,978

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding	45,060	-	45,060
Additional paid-in capital	10,623,768	-	10,623,768
Retained earnings	63,046,274	(3,364,331)	59,681,943
Statutory reserves	9,107,174	-	9,107,174
Accumulated other comprehensive income	8,652,186	(14,808)	8,637,378
Total stockholders’ equity	91,474,462	(3,379,139)	88,095,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,579,440	$(3,379,139)	$211,200,301

Consolidated Statement of Income and Other Comprehensive Income

	For the three months ended February 29, 2012 (Unaudited)
	U.S.$
	As Previously Reported	Effect of Restatement	Restated

Revenues	$38,687,151	$-	$38,687,151
Cost of revenues	(25,134,850)	(3,364,331)	(28,499,181)
Gross profit	13,552,301	(3,364,331)	10,187,970

Operating expenses:
Selling and marketing	(3,312,157)	-	(3,312,157)
General and administrative	(1,724,894)	-	(1,724,894)
Total operating expenses	(5,037,051)	-	(5,037,051)

Income from operations	8,515,250	(3,364,331)	5,150,919

Other income and (expenses):
Finance expenses, net	(801,632)	-	(801,632)
Non-operating income	177,899	-	177,899
Non-operating expenses	(100,273)	-	(100,273)

Income before provision for income taxes	7,791,244	(3,364,331)	4,426,913

Provision for income taxes	(1,489,029)	-	(1,489,029)

Net income	6,302,215	(3,364,331)	2,937,884

Other comprehensive income:
Foreign currency translation adjustment	1,135,995	(14,808)	1,121,187
Total comprehensive income	$7,438,210	$(3,379,139)	$4,059,071

Net income per common share basic and diluted	$0.14	$(0.07)	$0.07

Weighted average common shares outstanding basic and diluted	45,060,000	45,060,000	45,060,000

Consolidated Statement of Cash Flows

	For the three months ended February 29, 2012 (Unaudited)
	U.S.$
	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities:
Net profit	$6,302,215	$(3,364,331)	$2,937,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,264,626	-	2,264,626
Stock-based compensation	3,400	-	3,400
Interest accrued on shareholder loans	98,291	-	98,291
Loss on disposal of property, plant and equipment	12,899	-	12,899
Changes in operating assets and liabilities:
(Increase) in restricted cash	(9,142)	-	(9,142)
(Increase) in accounts receivable	(200,597)	-	(200,597)
Decrease in other receivables	9,812,381	-	9,812,381
Decrease in prepaid expenses	92,327	-	92,327
(Increase) in advances to suppliers	(19,889,193)	-	(19,889,193)
(Increase) in inventories	(7,342,618)	3,379,139	(3,963,479)
Increase in deferred income	54,089	-	54,089
Increase in accounts payable	5,895,474	-	5,895,474
Increase in advances from customers	12,883,808	-	12,883,808
Increase in accrual liabilities and other payables	2,322,832	-	2,322,832
Net cash provided by operating activities	12,300,792	14,808	12,315,600

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,874,099)	-	(4,874,099)
Increase in construction in progress	(92,340)	-	(92,340)
Payments made on other long term assets	(15,820)	-	(15,820)
Net cash (used in) investing activities	(4,982,259)	-	(4,982,259)

Cash flows from financing activities:
Proceeds from short term bank loans	22,147,693	-	22,147,693
Repayments of short term bank loans	(21,514,902)	-	(21,514,902)
Repayments of lease finance obligation	(417,101)	-	(417,101)
Repayments of shareholders loans	-	-	-
Net cash provided by financing activities	215,690	-	215,690

Effect of exchange rate changes on cash	796,379	(14,808)	781,571

Net change in cash and cash equivalents	8,330,602	-	8,330,602
Cash and cash equivalents, beginning of period	31,007,269	-	31,007,269

Cash and cash equivalents, end of period	$39,337,871	$-	$39,337,871

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

Coal Group is the major revenue and profit driver of the Company. For the three month periods ended February 29, 2012 and February 28, 2011, Coal Group contributed 78% and 73% to our total revenue, respectively, with the balance attributable to Heat Power. While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

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

Through Coal Group, we produced and sold 216,515 metric tons of coal in the three month period ended February 29, 2012 at our Laiyegou coal mine, representing a 64% increase over the same period in 2011 and we increased our coal trading volume by selling 284,540 metric tons of coal in the three month period ended February 29, 2012, representing a 48% increase over the same period in 2011. Going forward, we plan to leverage on the rich coal reserves in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

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

Results of Operations

Results of operations – Three Months Ended February 29, 2012

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended February 29, 2012 compared to the same period ended February 28, 2011:

Coal Group
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$30,139,330	78	$16,256,425	73
Cost of revenues	$20,734,471	54	$8,836,830	40
Gross Profit	$9,404,859	24	$7,419,595	33

Heat Power
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$8,547,821	22	$6,096,304	27
Cost of revenues	$7,764,710	20	$5,517,156	24
Gross Profit	$783,111	2	$579,148	3

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

Coal Trading
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$26,978,589	70	$9,625,599	43
Cost of revenues	18,840,443	49	6,530,286	29
Gross Profit	$8,138,146	21	$3,095,313	14

Coal Production
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$3,160,741	8	$6,630,826	30
Cost of revenues	1,894,028	5	2,306,544	11
Gross Profit	$1,266,713	3	$4,324,282	19

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

For the three months ended February 29, 2012, revenues generated by Heat Power from its electricity operations were $1,287,084 compared to $1,174,129 in the comparable three month period in 2011. Our revenue during the third quarter from our electricity operations was as follows:

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

Heating Revenue for First Quarter

	Unit Price		Area (‘000)
	($/sq meters		sq meters		Revenue
	/month)		range)		($)
User	2012	2011	2012	2011	2012		2011	Variance
Residential	0.41	0.39	2,590	2,440	$3,135,552		$3,067,046	$68,506
Non-residential	0.69	0.65	1,426	806	2,819,542		1,855,129	964,413

Total			4,016	3,246	5,955,094	*	4,922,175	1,032,919

* Government subsidies amounting to $1,305,643 to compensate for lower regulated residential heat price and non-residential heat price was not included in this table.

Cost of Revenues

For the three months ended February 29, 2012, cost of sales increased by approximately $14,145,195 as compared to $14,353,986 in the comparable three months in 2011, as a result of changes in the following expenses:

	2012	2011	Variance
Coal & freight	$22,050,347	$10,231,806	11,818,541
Heat resource rental	2,870,418	1,610,788	1,259,630
Depreciation & depletion	1,986,707	1,255,815	730,892
Utilities	455,421	440,741	14,680
Salaries and welfares	473,689	333,548	140,141
Operating supplies	368,093	166,180	201,913
Other	86,466	293,471	(207,005)
Repairs	208,040	21,637	186,403

Total	$28,499,181	$14,353,986	14,145,195

For the three months ended February 29, 2012, our overall gross margin was 26% compared to 36% in the comparable three month period in 2011.

Coal & freight. Coal & freight costs are comprised of (i) the production costs of for the Laiyegou coal mine; (ii) the cost of coal purchased in the coal trading business and (iii) cost of coal consumed by Heat Power. Our cost of coal increased principally as a result of (i) increased production cost which rose in line with the production volume, and (ii) increased coal purchases in connection with our coal trading business.

Heat resource rental. Our heat resource rental costs increased because we purchased steam from other suppliers to ensure a stable and reliable heat supply as we expanded our service coverage area. Our service coverage area has been expanded from approximately 3.3 million square meters in 2010-2011 heat season to approximately 4.0 million square meters in 2011-2012 heat season.

Depreciation and amortization. The increase in depreciation and amortization was in line with the expanded heating supply area. We constructed more pipelines to supply heat to these areas. The increase in depreciation & amortization was also attributable to the increase of production volume in our Laiyegou coal mine.

Salaries and benefits. Salaries increased as a result of a 20% increase in pay to employees and the hiring of new personnel at Heat Power. Headcount of employees of Heat Power has been increased from 270 to 300.

Operating supplies. The increase in operating supplies resulted from the increase of the volume of limestone used in our heating supply business. We needed to mix raw coal with limestone to reduce sulfur emissions. The volume of limestone used in heating supply business was increased in line with our growing heating service coverage area.

Selling and Marketing Expenses

For the three months ended February 29, 2012, selling expenses increased by $2,068,351 compared to the same period in 2011.

	2012	2011	Variance
Sales tax and other expenses	$1,872,053	$324,492	$1,547,561
Transportation & Storage	963,756	798,951	164,805
Salaries and welfares	288,353	51,265	237,088
Office	179,405	62,848	116,557
Depreciation	8,590	6,250	2,340

Total	$3,312,157	$1,243,806	2,068,351

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

Transportation & storage. Transportation & storage expenses increased as we expanded our proprietary coal trading business. Such expenses are expected to increase in line with coal trading volume.

General and Administrative Expenses

For the three months ended February 29, 2012, general and administrative expenses increased by approximately $607,764 as a result of changes in the following expenses:

	2012	2011	Variance
Office	$402,521	$265,245	$137,276
Salaries and welfares	374,757	251,047	123,710
Professional and other fees	319,381	328,264	(8,883)
Tax	(10,376)	(16,501)	(6,125)
Depreciation	167,477	90,205	77,272
Travel	144,665	95,760	48,905
Repairs	46,866	24,446	22,420
Stock based compensation	3,400	18,274	(14,874)
Other	276,203	60,390	215,813

Total	$1,724,894	$1,117,130	$607,764

Office. The increase in office expenses was mainly attributable to (i) purchase of stationery which could be used for a long period; and (ii) an increase in the purchase of supplies.

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

Liquidity and Capital Resources

As of February 29, 2012, we had working capital of approximately $25,941,800. We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. It is our view that, many of our current liabilities, which are included in the definition of working capital, do not impose strict and time sensitive cash repayment terms on us. For example, advances from customers to be repaid in coal (which we believe will be readily available), current portion of deferred income (which is the portion of pipeline construction reimbursement, already received by us, to be amortized in the next year), and shareholder loans (which we believe would not be called by a shareholder at a time adverse to the Company) amount to an aggregate of $34,259,314 of our current liabilities.

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

Cash Flows

Operating Activities:

Our cash flow provided by operating activities was $12,315,600 as compared to cash flows used in operating activities at $9,297,048 for the three months ended February 28, 2011. The following summarizes the inflow and outflow of cash for these periods:

	First Three Months
	2012	2011
Net income	$2,937,884	$4,364,210
Depreciation and amortization	2,264,626	1,386,351
(Increase) in restricted cash	(9,142)	(7,952)
(Increase) in accounts receivable	(200,597)	(3,956,272)
Decrease in other receivables	9,812,381	1,609,480
Decrease in prepaid expenses	92,327	-
(Increase) in advances to suppliers	(19,889,193)	(2,039,626)
(Increase) decrease in inventories	(3,963,479)	(9,525,899)
Increase in deferred income	54,089	288,620
(Decrease) in accounts payable	5,895,474	(195,388)
(Decrease) increase in advances from customers	12,883,808	(149,974)
(Decrease) increase in accrued liabilities and other payables	2,322,832	(1,455,687)
Others	114,590	385,089
Net cash (used in) provided by operating activities	$12,315,600	$(9,297,048)

Other receivables. The decrease in other receivables was mainly due to the repayment of loans made to suppliers in the first fiscal quarter in 2012.

Advances to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers, along with the increase of sales volume. The significant increase in the volume of coal produced and sold by Coal Group was mainly due to the permitted increase in the coal which was allowed be produced and sold by the Company. Coal Group was selected by the Inner Mongolia Autonomous Region Coal Industry Bureau as one of the 44 major coal enterprises in the Inner Mongolia region to be promoted by the Inner Mongolia government. The Company believes that this decision to promote the Company is the reason behind the Company being permitted to produce and sell more coal than previously allowed. Our operating assets, especially advances to suppliers, increased in line with the increase in our coal trading business since 2011.

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

Material Commitments

We have commitments to pay the bank loans and shareholder loans as mentioned above. We have title to all our capital assets consisting of production equipment, automobiles and office equipment. The total amount of such commitments is $39,834,201.

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

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINA ENERGY CORPORATION
Date: January 24, 2012

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

	By:	/s/ Fu Xu
Fu Xu
Acting Chief Financial Officer

