Form 10-Q/A
period 2012-05-31
China Energy CORP
filed 2013-01-25
CIK 1335137

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

45,060,000 shares of Common Stock, $0.001 par value, outstanding as of July 16, 2012.

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A amends and restates in its entirety the Quarterly Report on Form 10-Q of China Energy Corporation, a Nevada corporation (the “Company”), for the quarter ended May 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on July 19, 2012 (the “Original Filing”). This Amendment is being filed to restate the Company’s consolidated financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 2) for the three and six-month periods ended May 31, 2012, as discussed in Note 17 to the consolidated financial statements included in Item 1. No other sections were affected, but for the convenience of the reader, this Amendment restates in its entirety, as amended, our Original Filing.

The Company’s consolidated financial statements have been restated to correct the errors in (a) the inter-company elimination entry during consolidation relating to inter-company sales and purchases of coal between the Company’s coal mine and trading divisions which resulted in an overstatement of inventory as of February 29, 2012 and May 31, 2012 and an overstatement of net income for the three and six months ended May 31, 2012; and (b) the calculation of a governmental heat subsidy received by the Company resulting in an overstatement of related receivables as of May 31, 2012, and overstatements of revenue and net income for the three and six months ended May 31, 2012.

In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32, respectively.

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

ITEM 1. INTERIM FINANCIAL STATEMENTS.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2012	2011
	(Unaudited)	(Audited)
	US$ (As Restated)	US$
ASSETS
Current assets:
Cash and cash equivalents	$34,285,849	$31,007,269
Accounts receivable, net of allowance for doubtful accounts of $11,265 and $11,251, respectively	28,650,258	17,364,962
Other receivables	13,810,385	24,562,536
Inventories	15,260,960	10,096,645
Prepaid expenses	704,151	323,072
Advances to suppliers	42,422,506	27,566,516
Total current assets	135,134,109	110,921,000

Fixed assets, net	63,711,143	62,937,747

Other assets:
Investment property, net of accumulated depreciation of $563,185 and $475,649, respectively	5,646,832	5,730,169
Mining right, net of amortization of $1,906,131 and $1,635,072, respectively	2,826,518	3,091,565
Restricted cash	575,831	573,542
Other long term assets	5,963,098	3,889,144
Total other assets	15,012,279	13,284,420

TOTAL ASSETS	$213,857,531	$187,143,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$29,803,404	$29,138,242
Accounts payable	24,750,164	21,716,148
Advances from customers	16,900,241	10,321,920
Accrued liabilities	970,607	629,016
Other payables	8,397,741	13,111,017
Stockholders loans	9,614,022	9,452,712
Current portion of finance obligation	3,059,834	1,695,944
Current portion of deferred income	1,487,186	1,333,695
Total current liabilities	94,983,199	87,398,694

Non-current liabilities:
Finance obligation, net of current portion	12,256,272	6,906,957
Deferred income, net of current portion	9,447,352	8,804,664
Total non-current liabilities	21,703,624	15,711,621

Total liabilities	116,686,823	103,110,315

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding at May 31, 2012 and November 30, 2011, respectively	45,060	45,060
Additional paid-in capital	10,625,225	10,620,368
Retained earnings	69,066,001	56,818,378
Statutory reserves	9,916,340	9,032,855
Accumulated other comprehensive income	7,518,082	7,516,191
Total stockholders’ equity	97,170,708	84,032,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,857,531	$187,143,167

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF Income And

OTHER comprehensive income (LOSS)

(UNAUDITED)

	For the three months ended May 31,		For the six months ended May 31,
	2012	2011	2012	2011
	US$ (As Restated)	US$	US$ (As Restated)	US$

Revenues	$85,600,930	$32,191,523	$124,288,081	$54,544,252
Cost of revenues	(67,678,320)	(21,572,903)	(96,177,501)	(35,926,889)

Gross profit	17,922,610	10,618,620	28,110,580	18,617,363

Operating expenses:
Selling and marketing	(2,207,548)	(1,351,996)	(5,519,705)	(2,595,802)
General and administrative	(1,925,538)	(2,366,181)	(3,650,432)	(3,483,311)

Total operating expenses	(4,133,086)	(3,718,177)	(9,170,137)	(6,079,113)

Income from operations	13,789,524	6,900,443	18,940,443	12,538,250

Other income and (expenses):
Interest expenses, net	(900,049)	(628,762)	(1,701,681)	(949,704)
Government subsidies	756,597	-	756,597	-
Non-operating income	428,854	329,845	606,753	763,049
Non-operating expenses	(50,070)	(42,629)	(150,343)	(122,628)
Income before provision for income taxes	14,024,856	6,558,897	18,451,769	12,228,967

Provision for income taxes	3,831,632	2,771,594	5,320,661	4,077,454

Net income	10,193,224	3,787,303	13,131,108	8,151,513

Other comprehensive (loss) income
Foreign currency translation adjustment	(1,119,296)	832,589	1,891	1,640,593

Total comprehensive income	$9,073,928	$4,619,892	$13,132,999	$9,792,106

Net income per common share, basic and diluted	$0.23	$0.08	$0.29	$0.18

Weighted average common shares outstanding, basic and diluted	45,060,000	45,060,000	45,060,000	45,060,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the SIX Months Ended MAY 31, 2012

(UNAUDITED)

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity
		US$	US$	US$	US$	US$	US$
Balance as of November 30, 2011	45,060,000	$45,060	$10,620,368	$56,818,378	$9,032,855	$7,516,191	$84,032,852

Net income	-	-	-	13,131,108	-	-	13,131,108
Other comprehensive income	-	-	-	-	-	1,891	1,891
Stock-based compensation	-	-	4,857	-	-	-	4,857
Appropriation of statutory reserves	-	-	-	(883,485)	883,485	-	-

Balance as of May 31, 2012 (As Restated)	45,060,000	$45,060	$10,625,225	$69,066,001	$9,916,340	$7,518,082	$97,170,708

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended May 31,
	2012	2011
	US$ (As Restated)	US$

Cash flows from operating activities:
Net income	$13,131,108	$8,151,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in allowance for doubtful accounts	-	(44,641)
Depreciation and amortization	4,354,907	3,007,127
Stock-based compensation	4,857	1,533,906
Interest accrued on shareholder loans	197,976	180,620
Loss on disposal of property, plant and equipment	12,906	-
Changes in operating assets and liabilities:
(Increase) in restricted cash	(2,289)	(15,879)
(Increase) in accounts receivable	(11,285,310)	(7,743,155)
Decrease in other receivables	10,752,151	2,091,373
(Increase) in prepaid expenses	(381,079)	-
(Increase) in advances to suppliers	(13,761,483)	(15,461,740)
(Increase) in inventories	(5,164,315)	(8,923,265)
Increase in deferred income	796,179	100,248
Increase in accounts payable	1,197,528	1,646,061
Increase in advances from customers	6,578,320	1,806,317
(Decrease) in accrual liabilities and other payables	(4,371,685)	(319,752)

Net cash provided by (used in) operating activities	2,059,771	(13,991,267)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,520,042)	(4,283,784)
Increase in construction in progress	(109,429)	(117,547)
Payments made on other long term assets	(528,170)	(1,484,369)
Payments received on notes receivable	-	14,679,099

Net cash (used in) provided by investing activities	(4,157,641)	8,793,399

Cash flows from financing activities:
Proceeds from short term bank loans	22,160,665	20,702,358
Repayments of short term bank loans	(21,527,503)	(4,566,697)
Proceeds from finance obligation	5,710,602	7,152,573
Repayments of lease finance obligations	(841,679)	-
Repayments of stockholders loans	(47,487)	(162,518)

Net cash provided by financing activities	5,454,598	23,125,716

Effect of exchange rate changes on cash	(78,148)	502,886

Net change in cash and cash equivalents	3,278,580	18,430,734
Cash and cash equivalents, beginning of period	31,007,269	4,580,540

Cash and cash equivalents, end of period	$34,285,849	$23,011,274

Supplemental disclosure of cash flow information

Cash paid for interest	$1,123,830	$837,541
Cash paid for income taxes	$6,480,489	$5,010,268

Supplemental disclosure of non-cash financing and investing activities:

Value of shares issued/transferred for consulting services	$-	$1,507,800
Service fee and refundable deposit borrowed under financing leases	$1,887,340	$1,891,526

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

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

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The unaudited interim consolidated financial statements of the Company as of May 31, 2012 and for three and six month periods ended May 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2012.

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

All consolidated financial statements and notes to the consolidated financial statements are presented in US dollars.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of this standard did not have any material impact on the Company’s consolidated financial statements.

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

The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Foreign Currency Translation

Substantially all Company assets are located in China. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The consolidated financial statements of the Company’s foreign subsidiaries have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.” All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

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

Foreign currency translation adjustments of approximately $(1,119,296) and $832,589 for the three months ended May 31, 2012 and 2011 respectively, and $1,891 and $1,640,593 for the six months then ended, respectively, have been reported as other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss).

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

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes. Depreciation is computed using the straight line method over the estimated useful life of 45 years. The related rental income is included in non-operating income in the accompanying consolidated statements of income and other comprehensive income (loss).

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

Resource Compensation Fees

In accordance with the relevant regulations in the PRC, a company that is engaged in the coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as compensation for the depletion of coal resources. Coal Group was required to pay a resource compensation fee of $228,634 and $108,727 for the three months ended May 31, 2012 and 2011, respectively, and $331,998 and $197,390 for the six month then ended, respectively, which is included in cost of revenues in the consolidated statements of income and comprehensive income (loss).

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis at May 31, 2012 and November 30, 2011.

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside in a safety fund of 6 RMB per ton of raw coal mined, and 10.5 RMB per ton for a maintenance fund. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this statutory reserve has been recorded as an appropriation of retained earnings.

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

	Three Months Ended May 31,
	2012			2011
	Heat	Coal	Total	Heat	Coal	Total
	Power (Restated)	Group (Restated)	(Restated)	Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$4,568,857	$80,178,867	$84,747,724	$5,558,737	$26,241,752	$31,800,489
Sales - government subsidies	853,206	-	853,206	391,034	-	391,034
Other income – government subsidies	-	756,597	756,597	-	-	-
Interest expense, net	385,048	515,001	900,049	234,505	394,257	628,762
Depreciation and amortization	1,304,963	785,318	2,090,281	1,044,027	576,749	1,620,776
Segment (loss) profit	(188,496)	10,534,723	10,346,227	77,266	4,950,527	5,027,793

	Six Months Ended May 31,
	2012			2011
	Heat	Coal	Total	Heat	Coal	Total
	Power (Restated)	Group (Restated)	(Restated)	Power	Group
	US$	US$	US$	US$	US$	US$
Sales to external customers	$11,811,035	$110,318,197	$122,129,232	$11,655,041	$42,498,177	$54,153,218
Sales - government subsidies	2,158,849		2,158,849	391,034	-	391,034
Other income – government subsidies	-	756,597	756,597	-	-	-
Interest expense, net	682,784	1,018,897	1,701,681	379,347	570,357	949,704
Depreciation and amortization	3,010,388	1,344,519	4,354,907	2,067,358	939,769	3,007,127
Segment profit	342,734	13,097,166	13,439,900	640,275	8,984,380	9,624,655

	May 31, 2012			November 30, 2011
	Heat	Coal	Total	Heat	Coal	Total
	Power (Restated)	Group (Restated)	(Restated)	Power	Group
	US$	US$	US$	US$	US$	US$

Segment assets	$84,017,474	$129,840,057	$213,857,531	$71,566,508	$115,576,659	$187,143,167
Construction in progress	2,916,210	18,058	2,934,268	2,801,159	18,035	2,819,194
Investment property, net	3,692,720	1,954,112	5,646,832	3,754,281	1,975,888	5,730,169

Reconciliation of the total segment income to net income included in the consolidated financial statements is as follows:

	Three Months Ended May 31, 2012 (Restated)	Six Months Ended May 31, 2012 (Restated)

Total segment profits	$10,346,227	$13,439,900
Unallocated corporate expenses	(153,003)	(308,792)

Net income	$10,193,224	$13,131,108

	Three Months Ended May 31, 2011	Six Months Ended May 31, 2011

Total segment profits	$5,027,793	$9,624,655
Unallocated corporate expenses	(1,240,490)	(1,473,142)

Net income	$3,787,303	$8,151,513

4.	Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and the costs of expansion projects at Heat Power and the coal mine were provided by stockholder loans. Balances are as follows:

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

6. Other payables

Included in other payables are advances from a family member of the Company’s Chairman totaling $4,710,759 and $4,704,775 as of May 31, 2012 and November 30, 2011, respectively. These advances are non-interest bearing and payable on demand. At May 31, 2012 and November 30, 2011, other payables amounted to $8,397,741 and $13,111,017, respectively.

7. Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases. At May 31, 2012 and November 30, 2011, advances amounted to $42,422,506 and $27,566,516, respectively. There is no interest due on these advances and they are offset against billings as they are made by the suppliers.

8. Other Receivables

Other receivables consist of the following:

	May 31, 2012 (Restated)	November 30, 2011

Loans to suppliers and other associated firms	$7,061,297	$20,529,996
Employee expense advances	350,834	709,015
Government subsidies receivable	4,857,515	2,368,440
Heat network access fee receivable	1,508,707	955,085
Rental fee receivable	32,032	-

Total	$13,810,385	$24,562,536

Included in loans to suppliers and other associated firms are advances to entities affiliated to the Company through a family member of the Company’s Chairman totaling $3,151,396 and $752,380 as of May 31, 2012 and November 30, 2011, respectively. In addition, included in loans to suppliers and other associated firms is also an advance to one of Heat Power’s stockholders for fixed assets purchases of $1,190,855 as of May 31, 2012. Also included in loans to suppliers and other associated firms are advances to Heat Power’s Vice President and family members of the Company’s Chairman of $541,115 and $39,923 as of May 31, 2012 and November 30, 2011, respectively. These advances are non-interest bearing and payable on demand.

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

Interest expense for the finance obligations amounted to $285,622 and $106,821 for the three months ended May 31, 2012 and May 31, 2011, and $485,570 and $106,821 for the six months then ended, respectively. The refundable deposits are included in other long term assets in the consolidated balance sheets as of May 31, 2012. The costs related to these Contracts of RMB 7,200,000 (US$1,130,582) are being amortized by the interest method over the life of the leases.

12. Rental Income

The Company entered into rental agreements with various unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income as of May 31, 2012 is as follows:

Year Ending
November 30,	Amount

2012	$137,186
2013	239,042
2014	227,265
2015	40,643

$644,136

Rental income, under operating leases, included in non-operating income in the consolidated statements of income and other comprehensive income (loss) for the three months ended May 31, 2012 and 2011 was $70,190 and $130,072, respectively and was $140,798 and $218,440 for the six months then ended, respectively. The related rent receivable of $32,032 at May 31, 2012 is included in other receivables on the consolidated balance sheets.

13. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government. The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for the purchase of coal used in providing heat. Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices. Government subsidies amounted to $853,206 and $391,034 for the three months ended May 31, 2012 and 2011, respectively and were $2,158,849 and $391,034 for the six months then ended, respectively. During the period ended May 31, 2012, Coal Group also received subsidies from the Government totalled of $756,597.

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

The following tables reconcile the effective income tax rate with the statutory rate for the periods presented:

Three months ended May 31, 2012	Tax Provision	Rate of Tax

As calculated at the statutory rate	$3,506,214	25.0%
Non deductible expenses	365	0.0%
Tax effect of loss of subsidiaries	78,496	0.5%
Tax effect of eliminated intercompany profit	246,557	1.8%

Effective tax rate	$3,831,632	27.3%

Three months ended
May 31, 2011	Tax Provision	Rate of Tax

As calculated at the statutory rate	$1,639,724	25.0%
Tax effect of loss of subsidiaries	86,978	1.3%
Tax effect of eliminated intercompany profit (loss)	1,044,892	15.9%

Effective tax rate	$2,771,594	42.2%

Six months ended
May 31, 2012	Tax Provision	Rate of Tax

As calculated at the statutory rate	$4,612,942	25.0%
Non deductible expenses	1,214	0.0%
Tax effect of loss of subsidiaries	149,604	0.8%
Tax effect of eliminated intercompany profit	556,900	3.0%

Tax at effective tax rate	$5,320,660	28.8%

Six months ended
May 31, 2011	Tax Provision	Rate of Tax

As calculated with statutory rate	$3,057,242	25.0%
Tax effect of loss of subsidiaries	12,136	0.1%
Tax effect of eliminated intercompany profit (loss)	1,008,076	8.2%

Effective tax rate	$4,077,454	33.3%

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

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income (loss), was $1,457 and $7,832 for the three month periods ended May 31, 2012 and 2011, respectively and $4,857 and $26,106 for the six months then ended, respectively.

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock options:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	9.5 years	-
Granted	55,000	0.39	10 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at November 30, 2011	115,000	$1.24	9.1 years	-

Vested and expected to vest at May 31, 2012	115,000	$1.24	8.6 years	-

Exercisable at May 31, 2012	115,000	$1.24	8.6 years	-

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

The Company issued 60,000 shares of common stock to an investors relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of these shares was $121,800.

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

The Company issued 60,000 shares of common stock to an investors relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of these shares was $121,800.

17. Restatement of Consolidated Financial Statements

In October 2012, management became aware that there were errors in the inter-company elimination entry during consolidation relating to inter-company sales and purchases of coal between the Company’s coal mine and trading division in the Company’s previously issued unaudited interim financial statements contained in the Company’s Quarterly Reports for the quarters ended February 29, 2012 and May 31, 2012. There was also an error in calculating the governmental heat subsidy to be received by the Company during the three months ended May 31, 2012. The errors resulted in an overstatement of inventory as of February 29, 2012 and May 31, 2012, an overstatement of other receivable as of May 31, 2012, and an overstatement of net income for the three months ended February 29, 2012 and for the three and six months ended May 31, 2012.

The Company undertook a review to determine the total amount of the errors. The review was overseen by the Company’s CFO with the assistance of consultants engaged by management. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and required the Company to restate its consolidated financial statements for the three months ended February 29, 2012, and for the three and six months ended May 31, 2012. The Company has filed the amendment to the Quarterly Reports for the quarter ended February 29, 2012. The errors were primarily due to the following:

Inventory/cost of revenues: inter-company purchases within Coal Group were not fully eliminated and as a result, the ending inventory was overstated and accordingly, the cost of sales was understated.

Government subsidies/Other receivables: government subsidies to be received by the Company were over accrued and as result, the related receivables were overstated.

The Company has restated the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income (loss), stockholders’ equity as of and for the three and six months ended May, 2012, and consolidated statement of cash flows for the six months ended May 31, 2012. The following discloses each line item on the Company’s consolidated financial statements, as previously reported, as of and for the periods noted, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement, and each line item on the Company’s consolidated financial statements as restated.

Consolidated Balance Sheet

	May 31, 2012
	(Unaudited)
	U.S.$
	As Previously	Effect of
	Reported	Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$34,285,849	$-	$34,285,849
Accounts receivables, net of allowance for doubtful accounts of $11,265	28,650,258	-	28,650,258
Other receivables	14,742,036	(931,651)	13,810,385
Inventories	20,542,245	(5,281,285)	15,260,960
Prepaid expenses	704,151	-	704,151
Advances to suppliers	42,422,506	-	42,422,506
Total current assets	141,347,045	(6,212,936)	135,134,109

Fixed assets, net	63,711,143	-	63,711,143

Other assets:
Investment property, net of accumulated depreciation of $563,185	5,646,832	-	5,646,832
Mining right, net of amortization of $1,906,131	2,826,518	-	2,826,518
Restricted cash	575,831	-	575,831
Other long term assets	5,963,098	-	5,963,098
Total other assets	15,012,279	-	15,012,279

TOTAL ASSETS	$220,070,467	$(6,212,936)	$213,857,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$29,803,404	$-	$29,803,404
Accounts payable	24,750,164	-	24,750,164
Advances from customers	16,900,241	-	16,900,241
Accrued liabilities	970,607	-	970,607
Other payables	8,397,741	-	8,397,741
Stockholders loans	9,614,022	-	9,614,022
Current portion of finance obligation	3,059,834	-	3,059,834
Current portion of deferred income	1,487,186	-	1,487,186
Total current liabilities	94,983,199	-	94,983,199

Non-current liabilities:
Finance obligation, net of current portion	12,256,272	-	12,256,272
Deferred income, net of current portion	9,447,352	-	9,447,352
Total non-current liabilities	21,703,624	-	21,703,624

Total liabilities	116,686,823	-	116,686,823

Commitments and contingencies

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding	45,060	-	45,060
Additional paid-in capital	10,625,225	-	10,625,225
Retained earnings	75,328,995	(6,262,994)	69,066,001
Statutory reserves	9,916,340	-	9,916,340
Accumulated other comprehensive income	7,468,024	50,058	7,518,082
Total stockholders’ equity	103,383,644	(6,212,936)	97,170,708

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,070,467	$(6,212,936)	$213,857,531

Consolidated Statement of Income and Other Comprehensive Income (Loss)

	For the three months ended May 31, 2012
	(Unaudited)
	U.S.$
	As Previously	Effect of
	Reported	Restatement	Restated

Revenues	$86,540,087	$(939,157)	$85,600,930
Cost of revenues	(65,718,814)	(1,959,506)	(67,678,320)
Gross profit	20,821,273	(2,898,663)	17,922,610

Operating expenses:
Selling and marketing	(2,207,548)	-	(2,207,548)
General and administrative	(1,925,538)	-	(1,925,538)
Total operating expenses	(4,133,086)	-	(4,133,086)

Income from operations	16,688,187	(2,898,663)	13,789,524

Other income and (expenses):
Finance expenses, net	(900,049)	-	(900,049)
Government subsidies	756,597	-	756,597
Non-operating income	428,854	-	428,854
Non-operating expenses	(50,070)	-	(50,070)
Income before provision for income taxes	16,923,519	(2,898,663)	14,024,856

Provision for income taxes	(3,831,632)	-	(3,831,632)

Net income	13,091,887	(2,898,663)	10,193,224

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,184,162)	64,866	(1,119,296)
Total comprehensive income	$11,907,725	$(2,833,797)	$9,073,928

Net income per common share basic and diluted	$0.26	$(0.03)	$0.23

Weighted average common shares outstanding basic and diluted	45,060,000	-	45,060,000

	For the six months ended May 31, 2012
	(Unaudited)
	U.S.$
	As Previously	Effect of
	Reported	Restatement	Restated

Revenues	$125,227,238	$(939,157)	$124,288,081
Cost of revenues	(90,853,664)	(5,323,837)	(96,177,501)
Gross profit	34,373,574	(6,262,994)	28,110,580

Operating expenses:
Selling and marketing	(5,519,705)	-	(5,519,705)
General and administrative	(3,650,432)	-	(3,650,432)
Total operating expenses	(9,170,137)	-	(9,170,137)

Income from operations	25,203,437	(6,262,994)	18,940,443

Other income and (expenses):
Finance expenses, net	(1,701,681)	-	(1,701,681)
Government subsidies	756,597	-	756,597
Non-operating income	606,753	-	606,753
Non-operating expenses	(150,343)	-	(150,343)
Income before provision for income taxes	24,714,763	(6,262,994)	18,451,769

Provision for income taxes	(5,320,661)	-	(5,320,661)

Net income	19,394,102	(6,262,994)	13,131,108

Other comprehensive (loss) income:
Foreign currency translation adjustment	(48,167)	50,058	1,891
Total comprehensive income	$19,345,935	$(6,212,936)	$13,132,999

Net income per common share basic and diluted	$0.43	$(0.14)	$0.29

Weighted average common shares outstanding basic and diluted	45,060,000	-	45,060,000

Consolidated Statement of Cash Flows

	For the six months ended May 31, 2012
	(Unaudited)
	U.S.$
	As Previously	Effect of
	Reported	Restatement	Restated

Cash flows from operating activities:
Net profit	$19,394,102	$(6,262,994)	$13,131,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,354,907	-	4,354,907
Stock-based compensation	4,857	-	4,857
Interest accrued on shareholder loans	197,976	-	197,976
Loss on disposal of property, plant and equipment	12,906	-	12,906
Changes in operating assets and liabilities:
(Increase) in restricted cash	(2,289)	-	(2,289)
(Increase) in accounts receivable	(11,285,310)	-	(11,285,310)
Decrease in other receivables	9,820,500	931,651	10,752,151
(Increase) in prepaid expenses	(381,079)	-	(381,079)
(Increase) in advances to suppliers	(13,761,483)	-	(13,761,483)
(Increase) in inventories	(10,445,600)	5,281,285	(5,164,315)
Increase in deferred income	796,179	-	796,179
Increase in accounts payable	1,197,528	-	1,197,528
Increase in advances from customers	6,578,320	-	6,578,320
(Decrease) in accrual liabilities and other payables	(4,371,685)	-	(4,371,685)
Net cash provided by operating activities	2,109,829	(50,058)	2,059,771

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,520,042)	-	(3,520,042)
Increase in construction in progress	(109,429)	-	(109,429)
Payments made on other long term assets	(528,170)	-	(528,170)
Net cash (used in) investing activities	(4,157,641)	-	(4,157,641)

Cash flows from financing activities:
Proceeds from short term bank loans	22,160,665	-	22,160,665
Repayments of short term bank loans	(21,527,503)	-	(21,527,503)
Proceeds from finance obligations	5,710,602	-	5,710,602
Repayments of lease finance obligations	(841,679)	-	(841,679)
Repayments of shareholders loans	(47,487)	-	(47,487)
Net cash provided by financing activities	5,454,598	-	5,454,598

Effect of exchange rate changes on cash	(128,206)	50,058	(78,148)

Net change in cash and cash equivalents	3,278,580	-	3,278,580
Cash and cash equivalents, beginning of period	31,007,269	-	31,007,269

Cash and cash equivalents, end of period	$34,285,849	$-	$34,285,849

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

Coal Group is the major revenue and profit driver of the Company. For the six month periods ended May 31, 2012 and 2011, Coal Group contributed 89% and 78% to our total revenue, respectively, with the balance attributable to Heat Power.  For the three month periods ended May 31, 2012 and 2011, Coal Group contributed 94% and 81% to our total revenue, respectively, with the balance attributable to Heat Power. While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

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

Through Coal Group, we produced and sold 428,269 and 644,774 metric tons of coal in the three and six month periods ended May 31, 2012 at our Laiyegou coal mine, representing a 33% and 42% increase, respectively, over the same periods in 2011.We increased our coal trading volume by selling 903,087 and 1,187,627 metric tons of coal in the three and six month periods ended May 31, 2012, representing a 376% and 211% increase, respectively, over the same periods in 2011. Going forward, we plan to leverage on the rich coal reserve in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2011, Heat Power increased its coverage area from approximately 3,300,000 square meters to approximately 4,000,000 square meters due to the development of the Xuejiawan area.  For the three month period ended May 31, 2012, we had electricity sales of approximately 25.5 million kWh, representing a 31% decrease as compared to the same period of 2011.

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

Results of Operations

Results of Operations – Three Months Ended May 31, 2012

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variance; for the three months ended May 31, 2012 compared to the same period in 2011:

Coal Group	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$80,178,867	94	$26,241,752	81
Cost of revenues	$62,688,559	73	$15,694,770	49
Gross Profit	$17,490,308	20	$10,546,982	32

Heat Power	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$5,422,063	6	$5,949,771	19
Cost of revenues	$4,989,761	6	$5,878,133	18
Gross Profit	$432,302	0	$71,638	1

Coal Group

For the three months ended May 31, 2012, revenues for Coal Group were $80,178,867 compared to $26,241,752 in the comparable three months in 2011. The $53,937,115 increase was mainly due to the increase in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading business by 33% and 376%, respectively from the corresponding period in 2011.

Coal Trading	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$55,024,850	64	$12,777,727	39
Cost of revenues	52,762,935	62	10,334,633	32
Gross Profit	$2,261,915	3	$2,443,094	7

Coal Production	Three Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$25,154,017	29	$13,464,025	42
Cost of revenues	9,925,624	12	5,360,137	17
Gross Profit	$15,228,393	18	$8,103,888	25

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

Heat Power

For the three months ended May 31, 2012, revenues for Heat Power were $5,422,063 as compared to $5,949,771 in the comparable three months in 2011.

For the three months ended May 31, 2012, revenues generated by Heat Power from its electricity operations were $1,039,778 compared to $1,263,767 in the comparable three month period in 2011.  Our revenue during the second quarter from our electricity operations was as follows:

Electricity Revenue for the Quarter Ended May 31,

			Units of
			power
			supplied		Revenue
	Unit Price* ($/kWh)		(1000kWh)		($)
Period	2012	2011	2012	2011	2012	2011	Variance
March	0.04	0.03	8,924	12,298	363,495	420,462	(56,967)
April	0.04	0.03	7,177	13,029	292,359	445,472	(153,113)
May	0.04	0.03	9,425	11,636	383,924	397,833	(13,909)

Total			25,526	36,963	1,039,778	1,263,767	(223,989)

For the three months ended May 31, 2012, revenues generated by Heat Power from its heating supply operations were $4,410,275 compared to $4,294,970 in the comparable three month period in 2011. This decrease was due to the elimination of the government subsidy for supplying heat to commercial properties in the Company’s service area, partially offset by the expansion of the Company’s heating supply area from approximately 3.3 million square meters to approximately 4.0 million square meters. Our revenue during the second quarter in 2012 from our heating supply operations were as follows:

Heating Revenue for the Quarter Ended May 31,

	Unit Price		Area (‘000)
	($/sq meters		sq meters			Revenue
	/month)		range)			($)
User	2012	2011	2012	2011		2012		2011		Variance
Residential	0.41	0.39	2,690	2,133	*	2,525,957		1,526,501		999,456
Non-residential	0.69	0.65	1,326	1,178	*	1,884,318		2,768,469		(884,151)

Total			4,016	3,311		4,410,275	**	4,294,970	**	115,305

* Adjustment to revenue was made in the second quarter of 2011 to reflect the actual heating supply area verified by the local authority after the end of the 2010-2011 heating season.

** Government subsidies amounting to $853,206 and $391,034 in three months ended May 31, 2012 and 2011, respectively, to compensate for lower regulated residential heat price and non-residential heat prices was not included in this table.

Cost of Revenue

For the three months ended May 31, 2012, cost of sales increased to $67,678,320, as compared to $21,572,903 in the comparable three months in 2011, as a result of changes in the following expenses:

	Three Months Ended May 31,
	2012	2011	Variance
Coal & freight	$63,672,554	$16,362,752	47,309,802
Depreciation & amortization	1,781,408	1,456,901	324,507
Heat resource rental	1,045,951	2,760,995	(1,715,044)
Utilities	617,064	380,389	236,675
Operating supplies	222,492	135,040	87,452
Salaries and welfares	204,472	398,546	(194,074)
Repairs	38,558	63,839	(25,281)
Other	95,821	14,441	81,380

Total	$67,678,320	$21,572,903	46,105,417

For the three months ended May 31, 2012, our overall gross margin was 21% compared to 33% in the comparable three month period in 2011. The decrease in our overall gross profit margin was primarily attributable to the fact that Coal Group purchased more coal from third parties for its coal trading business during the first half year of 2012, which was less profitable than coal purchased from our Laiyegou coal mine in terms of gross margin.

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

Depreciation and amortization. The increase in depreciation and amortization was mainly due to the expanded heating supply area. We constructed more pipelines to supply heat to these areas. The increase in depreciation & amortization was also attributable to the increase of production volume in our Laiyegou coal mine.

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

Salaries and welfares. Decrease in salaries and welfares was mainly due to the reversal of over accrued employee benefits, union fees and employee education expenses amounting to approximately $265,000. However, this decrease is mitigated by the 20% increase in pay to employees and addition to the Heat Power employee headcount.

Selling and Marketing Expenses

For the three months ended May 31, 2012, selling expenses increased by $855,552 compared to the same period in 2011.

	Three Months Ended May 31,
	2012	2011	Variance
Transportation & Storage	$1,191,736	$748,700	443,036
Sales tax and other expenses	696,791	484,387	212,404
Office	178,800	55,684	123,116
Salaries and welfares	131,270	56,825	74,445
Depreciation	8,951	6,400	2,551

Total	$2,207,548	$1,351,996	855,552

Transportation & storage: Transportation & storage expenses increased as we expanded our proprietary coal trading business. Such expenses are expected to increase in line with coal trading volume.

Sales tax and other expenses. The increase in sales tax and other expenses was mainly due to the increase in volume of coal produced and sold by our Laiyegou coal mine and sold by the proprietary trading business by 33% and 376%, respectively, from the corresponding period in 2011.

General and Administrative Expenses

For the three months ended May 31, 2012, general and administrative expenses decreased by $440,643 as a result of changes in the following expenses:

	Three Months Ended May 31,
	2012	2011	Variance
Professional and other fees	892,751	254,600	638,151
Office	$306,255	104,703	201,552
Salaries and welfares	245,718	277,589	(31,871)
Travel	164,433	51,965	112,468
Depreciation	127,143	115,297	11,846
Repairs	40,087	21,403	18,684
Tax	10,376	16,501	(6,125)
Stock based compensation	1,457	1,509,815	(1,508,358)
Other	137,318	14,308	123,010

Total	$1,925,538	2,366,181	(440,643)

Professional and other fees. The increase in professional and other fees was mainly due to the accrual of environmental protection fees for the Laiyegou coal mine and Heat Power amounting to $0.7 million in the second fiscal quarter of 2012.

Office. The increase in office expenses was mainly attributable to (i) conference and accommodation fees incurred in connection with our 2011 annual meeting; (ii) higher gasoline and diesel prices; (iii) an increase in property insurance premiums; and (iv) other expenses incurred as a result of our increasing sales.

Stock options. Stock-based compensation incurred in 2011 was mainly due to the transfer of 1,800,000 shares beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International Inc. (“Jessie”), and issuance of 60,000 new shares to Hayden Communication International (“HCI”), for consulting and investor relations services provided to the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, one time, share-based payments.

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

Results of Operations – Six Months Ended May 31, 2012

Revenues

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances; for the six months ended May 31, 2012 compared to May 31, 2011:

Coal Group	Six Months Ended May 31,
		% of total		% of total
	2012	Revenue	2011	revenue
Revenues	$110,318,197	89	$42,498,177	78
Cost of revenues	83,423,030	67	24,531,600	45
Gross Profit	$26,895,167	22	$17,966,577	33

Heat Power	Six Months Ended May 31,
		% of total		% of total
	2012	Revenue	2011	revenue
Revenues	$13,969,884	11	$12,046,075	22
Cost of revenues	12,754,471	10	11,395,289	21
Gross Profit	$1,215,413	1	$650,786	1

 Coal Group

For the six months ended May 31, 2012, revenues for the Coal Group were $110,318,197 compared to $42,498,177 in the comparable six months in 2011. The $67,820,020 increase was mainly due to the increase in the volume of coal produced and sold at our Laiyegou coal mine and the increase in our proprietary trading business compared to the corresponding period in 2011.

Coal Trading	Six Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$82,003,439	66	$22,403,326	41
Cost of revenues	71,603,378	58	16,864,919	31
Gross Profit	$10,400,061	8	$5,538,407	10

Coal Production	Six Months Ended May 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenues	$28,314,758	23	$20,094,851	37
Cost of revenues	11,819,652	10	7,666,681	14
Gross Profit	$16,495,106	13	$12,428,170	23

Coal Group produced approximately 644,774 metric tons of coal during the six months ended May 31, 2012, compared to 454,209 metric tons for the comparable six months in 2011. Volume of coal sold by our proprietary trading business was approximately 1,187,627 metric tons during the six months ended May 31, 2012, compared to 381,843 metric tons for the comparable six months in 2011.

Heat Power

For the six months ended May 31, 2012, revenues for Heat Power were $13,969,884 compared to $12,046,075 in the comparable six months in 2011.

For the six months ended May 31, 2012, revenues generated by Heat Power from its electricity operations were $2,326,862 compared to $2,437,896 in the comparable six month period in 2011.

For the six months ended May 31, 2012, revenues generated by Heat Power from its heating supply operations were $11,643,022 compared to $9,608,179 in the comparable six month period in 2011. The $2,034,843 increase was mainly due to the expansion of the heating supply area from approximately 3.3 million square meters to approximately 4.0 million square meters.

Cost of Revenues

For the six months ended May 31, 2012, cost of sales increased by $60,250,612 from the comparable six months in 2011, as a result of changes in the following expenses:

	Six Months Ended May 31,
	2012	2011	Variance
Coal & freight	$85,722,901	$26,594,558	$59,128,343
Heat resource rental	3,916,369	4,371,783	(455,414)
Depreciation & amortization	3,768,115	2,712,716	1,055,399
Utilities	1,072,485	821,130	251,355
Salaries	678,161	732,094	(53,933)
Operating supplies	590,585	301,220	289,365
Repairs	246,598	85,476	161,122
Other	182,287	307,912	(125,625)

Total	$96,177,501	$35,926,889	$60,250,612

 For the six months ended May 31, 2012 our overall gross margin was 23% compared with 33% in the 2011 comparable six month period. The decrease in our overall gross profit margin was primarily attributable to the fact that Coal Group purchased more coal from third parties for its coal trading business during the first half year of 2012, which was less profitable than coal purchased from our Laiyegou coal mine in terms of gross margin.

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

Operating supplies. The increase in operating supplies was from the increase of the volume of limestone used in our heating supply business. We needed to mix raw coal with limestone to reduce sulfur emission. The volume of limestone used in heating supply business increased in line with our growing heating service coverage area.

Selling Expenses

For the six months ended May 31, 2012, selling expenses increased by $2,923,903 as compared to the same period in 2011. Selling expenses are expected to increase in line with the expanding proprietary coal trading business and production volume of our Laiyegou coal mine in 2012.

	Six Months Ended May 31,
	2012	2011	Variance
Transportation & Storage	$2,155,492	$1,547,651	607,841
Sales tax and other expenses	2,568,844	808,879	1,759,965
Office	358,205	118,532	239,673
Salaries and welfares	419,623	108,090	311,533
Depreciation	17,541	12,650	4,891

Total	$5,519,705	$2,595,802	2,923,903

General and Administrative Expenses

For the six months ended May 31, 2012, general and administrative expenses increased by $167,121 as a result of changes in the following expenses:

	Six Months Ended May 31,
	2012	2011	Variance
Professional and other fees	1,212,132	582,864	629,268
Office	$708,776	369,948	338,828
Salaries and welfares	620,475	528,636	91,839
Travel	309,098	147,725	161,373
Depreciation	294,620	205,502	89,118
Repairs	86,953	45,849	41,104
Stock based compensation	4,857	1,528,089	(1,523,232)
Other	413,521	74,698	338,823

Total	$3,650,432	3,483,311	167,121

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

Stock-based compensation. Stock-based compensation incurred in 2011 was mainly due to the transfer of 1,800,000 shares beneficially owned by Mr. Ding, Chairman of the Company, to Jessie International Inc. (“Jessie”), and issuance of 60,000 new shares to Hayden Communication International (“HCI”), for consulting and IR services provided by them for the Company. Shares transferred/issued to Jessie and HCI were valued at approximately $1.4 million and $0.1 million, respectively. Such expenses were non-cash, share-based payments.

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

Liquidity and Capital Resources

As of May 31, 2012, we had working capital of $40,150,910.  We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs. It is our view that, many of our current liabilities, which are included in the definition of working capital, do not impose strict and time sensitive cash repayment terms on us. For example, advances from customers to be repaid in coal (which we believe will be readily available), current portion of deferred income (which is the portion of pipeline construction reimbursement, already received by us), and shareholder loans (which we believe will not be called by a shareholder at a time adverse to the Company) amount to an aggregate of $28,001,449 of our current liabilities.

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

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $2,059,771 as compared to cash flows used in operating activities at $13,991,267 for the six months ended May 31, 2011. The following summarizes the inflow and outflow of cash for these periods:

	Six Months Ended May 31,
	2012	2011
Net income	$13,131,108	$8,151,513
Depreciation and amortization	4,354,907	3,007,127
(Increase) in restricted cash	(2,289)	(15,879)
(Increase) in accounts receivable	(11,285,310)	(7,743,155)
Decrease in other receivables	10,752,151	2,091,373
(Increase) in prepaid expenses	(381,079)	-
(Increase) in advances to suppliers	(13,761,483)	(15,461,740)
(Increase) in inventories	(5,164,315)	(8,923,265)
Increase in deferred income	796,179	100,248
Increase in accounts payable	1,197,528	1,646,061
Increase in advances from customers	6,578,320	1,806,317
(Decrease) in accrued liabilities and other payables	(4,371,685)	(319,752)
Others	215,739	1,669,885

Net cash provided by (used in) operating activities	$2,059,771	$(13,991,267)

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

Inventory. Inventory mainly consists of coal for trading purposes. We have received more railway transportation quota this year. Our coal trading business volume increased from 381,843 metric tons in the first half year of 2011 to 1,187,627 metric tons in the first half year of 2012. In order to assure the stability of the coal trading business, we maintained a higher level of inventory balance as compared to the prior year.

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

Investing Activities:

Cash flows used in investing activities were $4,157,641 for the six months ended May 31, 2012 as compared to cash flows provided by investing activities of $8,793,399 for the six months ended May 31, 2011 as the collection of notes receivable, represented amounts lent for strategic purposes to related parties affiliated to the Company through family members of the Chairman, of $14.7 million, in the first half year of 2011. Notes receivable were fully repaid in cash during 2011. Cash flow used in investing activities were mainly for purchase of property, plants, and equipments.

Financing Activities:

Our cash flows provided by financing activities were $5,454,598 for the six months ended May 31, 2012 as compared to $23,125,716 for the six months ended May 31, 2011. Cash flow provided by financing activities were mainly proceeds from finance obligations. On March 28, 2012, Heat Power entered into a Finance Lease Contract with a leasing company to pledge its assets in exchange of RMB 48,000,000 (US$7,537,215) in cash. Included in the amount borrowed is a servicing fee of RMB 2,400,000 (US$379,897) and a refundable deposit of RMB 9,600,000 (US$1,507,443). Net proceeds from finance obligation were $5,710,602.

The outstanding balances and interest rate of shareholder loans at May 31, 2012, were as follows:

	Balance	Interest Rate
Ordos City YiYuan Investment Co., Ltd.	$1,696,474	5.31%
Hangzhou Dayuan Group, Ltd.	5,860,904	5.31	% and 7.32%
Inner Mongolia Duoyida Mining Co. Ltd.	2,056,644	5.31%

Total	$9,614,022

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

B.	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended May 31, 2012, the Company’s principal executive officer and principal financial officer have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Date: January 24, 2013

	By:	/s/ WenXiang Ding
WenXiang Ding
President, Chief Executive Officer, Director &
Secretary

	By:	/s/ Fu Xu
Fu Xu
Acting Chief Financial Officer

