Form 10-K
period 2012-11-30
China Energy CORP
filed 2013-04-05
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2012.

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

+86-471-466-8870 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

The aggregate market value of the 18,070,893 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5,059,850 as of May 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.28 per share, as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 45,060,000 as of March 14, 2013.

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

Company Overview

We are producer and processor of raw coal and provider of heating and electricity services in the Inner Mongolia Autonomous Region of the PRC.  We also buy and sell coal as part of our expanding proprietary coal trading activities.  Our coal is produced out of the Laiyegou coal mine in Dongsheng District of Ordos City and is primarily used for domestic heating, electrical generation, and coking purposes for steel production. Our heating and electricity provide services throughout Xuejiawan Town, the administrative center of Zhunger, one of the seven counties of Ordos. For the fiscal year ended November 30, 2012, approximately 91.7% of our revenues ($225.6 million) were derived from our coal segment and approximately 8.3% of our revenues ($20.5 million) were derived from our heating and electricity segment.

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

According to the National Bureau of Statistics of China, consumption of coal has been increasing in China, growing at a 3.8% annual growth rate from 3.52 billion tons in 2011 to 3.65 billion tons in 2012.  According to the General Administration of Customs of China, demand for coal has been so strong in China that China’s coal imports have increased from 40.4 and 130.0 million tons in 2008and 2009to 182.4 and 289 million tons in 2011 and 2012. According to Inner Mongolia Autonomous Region Department of Land and Resource, Inner Mongolia has the largest verified coal reserves in China, amounting to 800 billion tons. According to Inner Mongolia Autonomous Region Bureau of Coal Industry, the region produced 1.08 billion tons in 2012, representing a growth of 10% as compared to 2011.

The wide and varied uses of coal in China help us to maintain a diverse customer base, including coal fired power plants, heating plants, steel manufacturing, and metallurgy of non-ferrous metals. The government of Inner Mongolia is emphasizing six competitive industries: energy, chemicals, metallurgy, equipment manufacturing, processing of farm (including dairy) produce and high technology products.  We believe that our coal production and trading platforms are well-positioned in Inner Mongolia to capitalize on growth opportunities resulting from the region’s resources and China’s demand for coal, while at the same time maintaining the diversification of risk associated with a steady, multi-faceted customer base.

Because new and existing industrial facilities in Inner Mongolia can be placed relatively close to sources of coal, we believe that Inner Mongolia’s coal resources are a significant driver in the region for continued strong economic and industrial expansion. As with much of China, industrial expansion has led to a boom in construction, including new commercial developments and large apartment complexes as wealth among the population increases and more people move into cities. According to Bureau of Statistics of Inner Mongolia Autonomous Region, economic expansion within Inner Mongolia continues to proceed at a rapid pace with the nominal GDP of the region growing to RMB1,598.8 billion (US$254 billion) in 2012, a growth of 11.7% from 2011.  We believe that our expertise in the heat and power generation business will offer us continued opportunities for expansion for our energy services platform in Ordos, as well as in other areas of the region.

•	Significant Reserves and High Coal Quality

As of the end of fiscal 2012, recoverable reserves at our Laiyegou coal mine were approximately 5.9 million metric tons, while the mine is capable of producing 800,000 metric tons of coal per year.  The coal produced has a high level of heat and electricity generation power, with an energy producing capability of 6,100 to 7,100 Kcal.  The coal produced at Laiyegou also contains low levels of potentially harmful particulate matter, such as sulphur, ash and phosphorus, thereby meeting the stringent environmental requirements set by the PRC central government and making the product more versatile because it can be used for more applications.

•	Superior, More Efficient and Safer Mining Technology

Through infrastructure improvement program, we made a significant capital investment of approximately $11 million in our Laiyegou mine to expand and improve our mining method by installing equipment for longwall mining, a more efficient and safer mining method than room and pillar mining, the traditional method of coal mining in China.  At Laiyegou, as a result of the installation of the longwall system, the coal recovery rate has increased from 40% to as high as 80%.  The national average recovery rate in China is 30% (Source: 2007 China Energy Development Report published by Chinese Academy of Social Sciences).

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

Each year the PRC government regulates the amount of coal we and other coal producers are able to sell by allocating space to coal mines in Inner Mongolia to ship their coal on rail cars to the port in Qinhuangdao, where regional users come to buy coal on the open market.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then pay to have that coal delivered by rail from their mine to the Qinhuangdao port.   Our official confirmed quota decreased from 760,000 tons in 2011 to 590,000 tons in 2012 from a local rail road bureau. Occasionally the government grants a discretionary increase in the quota depending upon business conditions.  Parties are awarded additional quotas based on their successful use of the quotas in the previous year.  Private parties also trade unused quotas. We received a quota of 590,000 tons in 2013 from the local rail road bureau, the same as in 2012.  Our ability to use any or our entire quota in 2013 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades.

Corporate Structure

We control the Operating Companies through China Tehong Energy Corporation (“TehongBVI”), our subsidiary organized in the British Virgin Islands, China Tehong Energy Corporation HK Limited (“Tehong HK”), our subsidiary organized  in the Hong Kong Special Administrative Region, Beijing Tehong Energy Technology Consulting Co., Ltd. (“Tehong Consulting”), our subsidiary organized in the PRC, and through contractual arrangements commonly known as “VIE” or “variable interest entity” arrangements on the mainland in the PRC.  Our current corporate structure is set forth below:

We own directly 100% of the equity interests of TehongBVI, which owns directly 100% of the equity interests of Tehong HK, which owns directly 100% of the equity interests of Tehong Consulting.

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

Majority Shareholder.   Fortune Place Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“Fortune Place”), owns 60% of our common stock.  Pursuant to a Share Transfer Agreement dated November 30, 2010 (the “Share Transfer Agreement”) between Wenxiang Ding, our President and Chief Executive Officer, and Ninghua Xu, the shareholder of Fortune Place, Wenxiang Ding purchased 100% of the equity interests of Fortune Place at certain prices that vary depending upon whether we achieved certain revenue targets.  See the section entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” below.  Ms. Xu has also entrusted control over the shares of our common stock held by Fortune Place to Wenxiang Ding pursuant to an entrustment agreement dated November 30, 2010 between her and Wenxiang Ding. On August 8, 2012, Mr. Ding exercised the option to purchase the last 1/3 of the outstanding shares of Fortune Place Holdings Limited pursuant to such Share Transfer Agreement and thus replaced Ninghua Xu and became the sole shareholder of Fortune Place Holdings Limited.

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

In connection with the foregoing, the four family members of Mr. Wenxiang Ding (the “Ding Family”) entered into trust arrangements with GPI and Axim pursuant to which they deposited 30,589,107 shares of our common stock (the “Subject Shares”), into the GPI and Axim trusts.  According to the terms of these trusts, GPI and Axim planned to sell the Subject Shares in order to fund the FIE plan; however, no Subject Shares were in fact sold under these arrangements.

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

The following table reflects the tonnage of coal produced by us and coal purchased from external sources by the Coal Group in the past 5 years:

Year	Tons Produced		Purchased from Third Parties**
2008*	264,098	*	50,000
2009	453,430		154,584
2010	820,303		196,952
2011	1,080,833		935,976
2012***	905,928	***	2,584,564

*           Production levels dropped in 2008 due to the closing of the mine for three months to complete our mine expansion and also due to an additional shut down for two months mandated by the PRC government during the 2008 summer Olympics.

**           For the year 2008 the amounts purchased from third parties represents coal purchased from a third party as part of our transportation quota trading as described below.

***        Production levels dropped in 2012 due to a decline in demand and increased competition from both domestic coal producers and importers of coal.

Coal Trading

Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producers’ mine to the Qinhuangdao port.   Prior to 2009, our coal trading activities consisted of transportation quota trading in which we purchased coal from one or more third party coal producers without sufficient rail space allocation to ship their coal, arranged and paid for the rail transportation of such coal, and then sold the coal back to the original coal producer at the port for a fixed profit.  In 2009, we were able to expand our coal trading business as a result of our receipt of increased quota from the local railway bureau.  Due to the increased quota, we were able to buy excess coal from other coal producers in Inner Mongolia, transport the coal from the other companies’ mines to be sold in the open market at the Qinhuangdao port.  Parties are awarded additional quotas based on their successful use of the quota in the previous year. Private parties also trade unused quotas.  Our official confirmed quota increased from 500,000 tons in 2009 to 660,000 tons in 2010, and 760,000 tons in 2011, but decreased to 590,000 tons in 2012.  In addition, occasionally the government grants a discretionary increase in the quota depending upon business conditions. We also purchase quotas from other parties to meet our trading requirements.   Our ability to use any or our entire quota in 2013 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades. Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

The following table reflects the tonnage of coal resold by the coal trading segment in the past 5 years (the years prior to 2009 reflect the sales made from transportation quota trading):

Year	Sales Volume
2008	51,313
2009	296,919
2010	702,876
2011	1,376,599
2012	2,471,433

Coal Production

Laiyegou coal mine and related Mining Rights

Most land in China is owned by the state or collectives.  Land use right acquisition in the PRC is primarily through 40, 50 or 70 year lease agreements. Coal Group acquired the rights to the Laiyegou coal mine and the land surrounding the mine in September 1999 for a period of 50 years. Coal Group’s State Owned Land Usage Certificate covers the land and allows the Company to use the storage facility, office and “dormitory” for such period. In addition, Coal Group has all six required governmental permits necessary to mine the reserves in the Laiyegou coal mine.

The regulatory body responsible for approving the rights to the mine is the Provincial Bureau of National Land and Resource, a division of the Inner Mongolia provincial government. In December 2005, in accordance with governmental policy, Coal Group’s mining right was assessed to have a value of approximately $3.7 million. This mining right is regarded as an intangible asset currently being amortized using the units of production methodology. As of November 30, 2008, we have fulfilled our obligations and have made full payment for the right.

The Laiyegou coal mine is capable of producing 800,000 metric tons of coal per year after undergoing a two year infrastructure expansion and improvement program which was completed in 2008.  Our coal license permits us to produce up to 600,000 metric tons of coal on an annual basis.  Notwithstanding such license, the local government has, since 2009, allowed us to produce up to 800,000 metric tons of coal on an annual basis.  Full production resumed in 2009 following the 2008 adjustments made to the facility.  The cost of the expansion and improvements was approximately $10 million and was financed through shareholder and bank loans.  The expansion included the installation of “longwall” mining equipment, the construction of wider laneways for access to the mine and from the mine to coal field, construction of seven work stations and emergency exits and improvements to the draught system.

The raw coal produced is non caking coal which does not fuse together or cake when heated but burns freely and is used mainly for heating and electric power generation.  It has a high ash melting point with high thermal value used almost exclusively as fuel for steam-electric power.  It has low sulphur, low ash and low phosphorus content with heating capability 6,100-7,100 K.cal. With such minimal harmful chemical content, it meets the stringent environmental standards set by the central PRC government.

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

The 2005 Survey established that the Laiyegou mine has recoverable reserves (see definition below) of 11.34 million metric tons as of 2005.  Recoverable reserves represent coal that is, or can be, extracted from a coal bed during mining.  The recoverable reserves in the mine decreased gradually from 2005 to approximately 5.9 million metric tons as of the end of 2012:

		Recoverable Reserves2
	Total Mine Lifetime Reserves1	2005	2012

Proven reserves3	21,160,000	9,527,000	4,929,540

Probable reserves3	4,930,000	1,817,000	940,160

Total reserves	26,090,000	11,344,000	5,869,700

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

(3) Proven and probable reserve figures for Total Mine Lifetime Reserves and 2005 recoverable reserves are derived from the 2005 Survey. The portions of the total recoverable reserves for 2012 shown as proven and probable represent management’s good faith estimates based on the actual extractions from the mine since 2005 and assuming the same proportion in 2012 between proven and probable reserves as reflected in the 2005 Survey results.

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

Proximate Analysis
Coal Bed	Moisture in Air of Dry Coal (Mad %)	Ash Content in Fully Dried Coal (Ad %)	Volatile Matter Content in Dry – Free Coal (Vdaf %)	Sulfur Content of Dry Coal (St,d %)	Net Calorific Value of Dry Coal (Qnet,d Kcal/kg)
4-1	8.88-9.90	11.92-13.54	36.87-38.41	0.28-0.33	6,300-6,500
4-2 Upper	8.48-9.80	6.56-8.50	36.92-37.68	0.22	6,700-6,900
4-2	8.30-8.62	7.78-12.94	36.69-37.05	0.16-0.33	6,300-7,000
6-2	7.34-8.36	4.78-15.28	33.80-36.47	0.16-0.22	6,100-7,100

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

Resources and Utilities

The source of water for the mine is Zhunger Keyuan Water Supply Co., Ltd., a public utility company owned by the government.  Electric power is sourced by Agricultural Supply Bureau and the Ordos Power Industry Bureau, both utilities owned by the government.

Pricing

The following are annual production volumes and weighted average prices per ton received in the past five years:

Year	Tons Produced		Weighted Average Price

2008	264,098	*	$33

2009	453,430		$37

2010	820,303		$44

2011	1,080,833		$53

2012	905,928	**	$51

*            Production levels dropped in 2008 as a result of the mine being shut down for three months due to expansion efforts and for an additional two months due to a PRC government mandated shut down during the 2008 summer Olympics.

**          Production levels dropped in 2012 as a result of our decline in coal sales, which was in turn caused by increased competition from both domestic coal producers and coal importers combined with decreased demand of coal for electricity generation.

Competition

The overall demand for coal in China has been flat in 2012 compared with 2011 primarily due to the electricity consumption and generation in China have been flat. Electricity generation consumes the most coal in China. The increase in the amount of coal imported from overseas producers has also helped to turn the Chinese coal market to a buyer’s market in 2012. According to the data from General Administration of Customs of the PRC, China imported approximately 290 million tons of coal from overseas, a 29.8% increase over a year ago. Our competition is not only from imported coal. There are approximately 30,000 coal mining companies throughout China. There is no sign that the growth of production capacity of coal has been slowing down from previous years. Our direct competitors currently include Inner Mongolia Yitai Group Co., Ltd., Inner Mongolia Manshi Coal Group Co., Ltd., Inner Mongolia Yidong Coal Group Co., Ltd. and Inner Mongolia Huineng Coal & Power Group Co., Ltd.

There are also concerns that the PRC government is stepping up its push for using clean and other alternative energies instead of burning coal due to environmental concerns. Even though coal reserves in China are abundant and less expensive than other energy sources, the pressure for switching to other forms of resources to generate energy is higher than ever before due to the more frequent occurrences of high profile environmental incidents throughout China.

Customers

The following table shows each of our customers who account for greater than 5% of sales of Coal Group:

	2012
Name	($ ‘000)%
Zhonghai Jiaye (Tianjin) International Trading Limited	36,508	14.8%
Shanxi Hengyuan Coal and Electricity Group Company Limited	20,635	8.4%

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

Future Demand for Coal

The growth for demand for coal in China has been slowing down. In 2012, the coal market has turned into a buyer’s market in China. With many uncertainties in the global and Chinese economies, we do not anticipate any change to the flat coal market in China soon. The increasing volume in imported coal and the PRC government’s policy of stepping up efforts to curtail pollution create downward pressure on the Chinese coal market.

Diesel and natural gas are alternative competing energy sources to coal. Currently they are not widely used as most energy generation plants and users are only equipped to receive coal as a raw material. The use of diesel is also not cost effective as it is four times higher in price when compared to coal products; however, diesel’s energy rate is approximately 10,000Kcal/kg, which is higher than coal. The supply of natural gas in China is anticipated to grow thanks to discovery of new reverses and more importantly the fast development of exploration technologies in the industry.

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

Heat Power was founded in September 2003 in Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos, Inner Mongolia.  The prefectural administrative region of Ordos occupies 86,752 square KMs, and is one of 12 prefectural administrative regions of Inner Mongolia.  Ordos is comprised of one district, Dongsheng, the administrative center of the region, and seven counties, including Zhunger.  Through Heat Power, we provide heating and electricity requirements to all of Xuejiawan.  Since its inception, Heat Power operated an existing heat power plant in Xuejiawan as part of its agreement with the Zhunger County government to phase out the existing heating plant for development of a more efficient and effective plant with heating and electricity generation capabilities pursuant to the terms of its license granted by the government.

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

Process of generating electricity during the non-heating season

Process of generating electricity and supplying heat within heating season

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

Heating Pricing Regulated by local Pricing Bureau

The price charged to supply heating to end-users is regulated and controlled by  the Inner Mongolia Zhunger  Pricing Bureau, which means that the supplier of such heat may not be able to recoup increases in the cost of raw materials or expenses for an undetermined period of time until application to increase prices is approved. For example, the pricing structure for the Xuejiawan area as of  February 2013 is approximately as follows per square meter per month (excluding any applicable government subsidies):

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

Heat Power has two distinct operations: it supplies steam heating directly to end users throughout the Xuejiawan district in Ordos City, Inner Mongolia, and it also supplies electricity through Electric Power Group.  Heat Power has also constructed additional heat transfer stations, totaling 32 as of November 30, 2012, to improve the efficiencies and reliability of the thermoelectric plant. Heat Power also buys steam from third parties to ensure a stable and reliable heat supply as we increased our service coverage area.

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

Employees

As of November 30, 2012, Heat Power employs approximately 213 full-time employees and 94 part-time employees, while Coal Group employs 91full-time employees and subcontracts approximately 162 laborers from a third-party provider. All of the Company’s employees are employed by the Company’s subsidiaries.  Management believes that relations with its employees are good.

Research and Development

We do not devote significant resources to research and development.

Intellectual Property

We do not have any trademarks on our trade name or logo or patents on our products or production processes.

Insurance

The Coal Group maintains insurance to cover work-related injuries to our employees as per government regulations and damage to our vehicles in amounts customary to the industry.   Heat Power maintains insurance to cover damage to our vehicles and machinery in amounts customary to the industry. We maintained director and officer’s liability insurance until the end of July 2012.

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

Pricing

Until 2002, the production and pricing of coal was largely subject to close control and supervision by the PRC government, which centrally manages the production and pricing of coal. Previously, the price of coal was determined based on a government-devised pricing guideline which set out the suggested prices for coal. However, to effectuate the transformation from planned economy to market economy practices, from January 1, 2002 China eliminated the state guidance price for coal and allowed prices for all types of coal to be determined in accordance with market demand. However, as the PRC government continues to maintain control over the national railway system, which is the primary means for coal transportation in China, the PRC government still may exert influence over the pricing of coal through its allocation of railway transportation capacity for coal.  The local government increased our annual quota from 760,000 metric tons in 2011, and770,000 metric tons in 2012.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in the Inner Mongolia Autonomous Region, as well as statutory reserves which coal producers required to set aside. Such taxes, fees and statutory reserves as applicable to Laiyegou at November 30, 2012 are as follows:

Item	Base	Rate
Enterprise income tax	Taxable income	25%
VAT	Value addition to a material or product	17%
Urban maintenance and construction tax	Amount of turnover tax	5%
Education surcharge	Amount of turnover tax	3%
Local education surcharge	Amount of turnover tax	2%
Water conservancy construction fund	Proceeds from the sale of coal	0.1%
Resource tax	Volume of sale of coal produced	RMB3.2 per ton
Compensation for the depletion of coal resources	Volume of sale of coal produced	RMB2.86 per ton
Adjustment fund	Volume of raw coal produced	RMB15 per ton
Mine maintenance fund	Volume of raw coal produced	RMB7 per ton
Safety fund	Volume of raw coal produced	RMB3 per ton

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

Domestic Trading of Coal

Pursuant to the Measures for the Regulation of Coal Operations promulgated by the NDRC on December 27, 2004, the state implemented a system to examine coal operation qualifications in respect of coal operations, including the wholesale and retail of raw coal and processed coal products, and the processing and distribution of coal for civilian use. Before an enterprise can engage in coal operations, it must obtain a coal operation qualification certificate. A coal production enterprise that deals in coal products which it did not itself produce and process is required to obtain coal operation qualifications. The enterprise is also prohibited from dealing in coal products produced and/or processed by a coal mine enterprise that does not have a coal production permit. An enterprise is also prohibited from selling coal products to a coal operation enterprise that does not have coal operation qualifications.  Our Coal Operation License expires on April 30, 2013 but it is expected that it will be renewed in time.

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

The rehabilitation of mining sites is another important issue the PRC government has sought to address. Under the Law of Land Administration of the People’s Republic of China, promulgated on June 25, 1986, and amended on August 28, 2004, and the Land Rehabilitation Regulations, issued by the State Council in 1988 and effective January 1, 1989, coal producers must undertake measures to restore the mining site to its original state within a prescribed time frame if mining activities result in damage to arable land, grassland or forest. The rehabilitated land must meet rehabilitation standards, as required by law from time to time, and may only be subsequently used upon examination and approval by the land authorities. A coal producers’ failure to comply with this requirement or its failure to return the mining site to its original state will result in the imposition of fines, rehabilitation fees and/or rejection of applications for land use rights by the local bureau of land and resources.

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

The Measures for Implementing Work Safety Permits in Coal Mine Enterprises

The State Administration of Work Safety and the SACMS issued “The Measures for Implementing Work Safety Permits in Coal Mine Enterprises,” which came into effect on May 17, 2004. Pursuant to this document, a coal mine enterprise without a work safety permit may not engage in coal production activities. Coal mining enterprises and their mines that do not satisfy the safety conditions set forth in this document, or those that violate the provisions of this document, will be punished accordingly.  Our Safety Production License has been renewed and will be valid through January 19, 2014.

Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines and Five Sets of Supplemental Rules and Regulations

The Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines were promulgated and entered into effect on September 3, 2005. This regulation specifies that coal mine enterprises are responsible for preventing coal mine work safety-related accidents. If a coal mine has not obtained, in accordance with the law, a mining right permit, work safety permit, coal production permit or business license and if the mine manager has not obtained, in accordance with the law, a mine manager qualification certificate and a mine manager safety qualification certificate, the coal mine may not engage in production. We have obtained our Exploration Rights License, Coal Production License and Safety Production License which expire on October 17, 2015, May 31, 2024 and January 19, 2014, respectively.  A coal mine should have adequate safety equipment, facilities and resources and should have in place measures to guard against the occurrence of work safety related accidents, as well as a sound contingency plan to deal with emergencies. Coal mining enterprises should establish a sound system for the detection, elimination, treatment and reporting of latent work safety-related dangers. If a major latent work safety-related danger as specified exists in a coal mine, the enterprise should immediately suspend production and eliminate the latent danger. Coal mining enterprises should provide their personnel working underground and their special operation personnel with safety education and training in accordance with relevant state regulations. The person in charge of a coal mine and the production and operation management personnel should go into mines and act as foremen on a rotating basis in accordance with state regulations, while a file recording their entry into the mine should be maintained. In addition, the State Administration of Work Safety issued five sets of supplemental measures:

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

The 3.96 hectares land where the office building and our thermoelectric plant are located is leased from the PRC government for a period of 50 years, expiring in 2053. Land in the PRC usually cannot be directly owned by a private party and the only form of ownership is by way of lease for a period of up to 70 years. In order to maintain the lease, we must use the land as specified in the business license.

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

	High ($)	Low ($)
Fiscal Year Ended November 30, 2011
First Quarter (December 1, 2010–February 28, 2011)	1.91	1.31
Second Quarter (March 1, 2011–May 31, 2011)	1.32	0.416
Third Quarter (June 1, 2011–August 31, 2011)	0.55	0.652
Fourth Quarter (September 1, 2011–November 30, 2011)	0.46	0.25

Fiscal Year Ended November 30, 2012
First Quarter (December 1, 2011–February 29, 2012)	0.36	0.25
Second Quarter (March 1, 2012–May 31, 2012)	0.39	0.26
Third Quarter (June 1, 2012–August 31, 2012)	0.32	0.13
Fourth Quarter (September 1, 2012–November 30, 2012)	0.20	0.11

Fiscal Year Ended November 30, 2013
First Quarter (December 1, 2012–February 28, 2013)	0.15	0.11

Holders

As of March 14, 2013, there were 317 holders of record of our common stock, although we believe the number of beneficial holders is substantially greater. The transfer agent for our common stock is QuickSilver Stock Transfer, LLC.  The transfer agent’s contact information is 6623 Las Vegas Blvd. South, Las Vegas, NV 89119.  The transfer agent’s telephone number is +1 (702) 629-1883.

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

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans as of November 30, 2012.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders 1	115,000	1.24	0

Total	115,000	1.24	0

1Included in this category are 115,000 shares of common stock of the Company issuable upon the exercise of outstanding stock options for our independent directors as of November 30, 2012. All those options outstanding for our independent directors have fully vested with an expiration period of ten years from the date of grant.

Unregistered Sales of Equity Securities

The Company has not had any sales of unregistered securities within the last three years.

Issuer Purchase of Securities

We did not repurchase any of shares of our common stock during the fourth quarter of fiscal 2012.

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

Coal Group is the major revenue and profit driver of the Company. For the fiscal year ended November 30, 2012 and 2011, Coal Group contributed 92% and 88% of our total revenue, respectively, with the balance attributable to Heat Power.  While the sales prices of heat and electricity units generated by Heat Power are regulated by the government, sales prices of coal are market driven to a significant extent. Therefore, Coal Group enjoys a higher gross margin.

Through Coal Group, we produced and sold 905,928.14 tons of coal in 2012 at our Laiyegou coal mine, representing a 16% decrease over 2011 primarily caused by the dramatic decline in our coal sales in the second half of the year. The decline in coal sales was in turn primarily caused by increased competition from both imported coal from overseas and domestic coal producers combined with decreased demand of coal for electricity generation. However, we increased our coal trading volume by selling 2,471,433 tons of coal in 2012, representing an 81% increase over 2011. Going forward, we plan to leverage on the rich coal reserves in Inner Mongolia and acquire coal mine(s) if we can locate acceptable targets at reasonable prices, while continuing to  increase our trading volume. We expect Coal Group to continue to be the key growth factor of the Company.

In addition to directly selling coal from our mine location, Coal Group also buys, sells and transports coal as part of its expanding proprietary coal trading business.  Each year the PRC government regulates the amount of coal we and other coal producers are able to sell in the open market at the port in Qinhuangdao by allocating rail space to coal mines in Inner Mongolia to ship their coal to the port.  In order to capitalize on excess quota for rail space that we may have from time to time, commencing in 2009, we began to buy excess coal from other coal producers in Inner Mongolia and then paid to have that coal delivered by rail from the other producer’s mine to the Qinhuangdao port.   The source of the coal sold by our trading business is either from the Laiyegou coal mine or from other local coal producers.  Our official confirmed quota decreased from 760,000 tons in 2011 to 590,000 tons in 2012 from a local railway bureau as a result of the overall decrease in transport capacity of local railway.  Our ability to use any or all of our quota in 2013 will vary with market conditions and depends on our ability to source commercially acceptable coal purchases and subsequent trades.  Coal that we produce and sell directly to our customers is customarily transported at the buyer’s expense and therefore does not count against our quota.

Through Heat Power, we use our thermoelectric plant to generate and provide heating and electricity to residential and commercial customers throughout Xuejiawan, the administrative center of Zhunger, one of the seven counties of Ordos.

During 2012, Heat Power increased its coverage area from 4,000,000 m2to 4,200,000m2 due to the development of the Xuejiawan area.  Electricity sales by Heat Power in 2012 of approximately 106 million kWh were approximately 8% lower than our sales of approximately 115 million kWh in 2011as a result of the longer down time caused by necessary repairs and maintenance in the plant and unexpected down time in the latter half of the year.

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

Results of Operations

Fiscal Year Ended November 30, 2012 Compared to the Fiscal Year Ended November 30, 2011

Revenues

Coal Group

Coal Group	2012	% Total Revenues	2011	% Total Revenues
Revenues	$225,560,187	92%	$138,857,447	88%
Cost of Revenues	188,033,148	76%	87,926,121	55%
Gross Profit	$37,527,039	16%	$50,931,326	33%

Revenues for Coal Group were $225,560,187 in 2012 compared to $138,857,447 in 2011. The $86,702,740, or 62%, increase was the result of an increase in our proprietary coal trading volume.  We increased our proprietary coal trading volume by selling 2,471,433 tons of coal in 2012, as compared to 1,366,755 tons of coal in 2011.  The weighted average price received per ton, however, decreased from $53 in 2011 to $51 in 2012.    The decrease in our overall gross profit margin was primarily attributable to the fact that Coal Group purchased more coal from third parties for its coal trading business during the second half year of 2012, which purchases were less profitable than coal purchased from Laiyegou coal mine in terms of gross margin.

The following is a breakdown of the revenues for the Coal Group for the years ended November 30, 2012 and November 30, 2011:

Coal Trading	2012	% Total Revenues	2011	% Total Revenues
Revenues	$184,177,101	75%	$106,181,593	67%
Cost of revenues	171,835,589	70%	69,630,834	44%
Gross Profit	$12,341,512	5%	$36,550,759	23%

Coal Production	2012	% Total Revenues	2011	% Total Revenues
Revenues	$41,383,086	17%	$32,675,854	21%
Cost of revenues	16,197,558	7%	18,295,287	12%
Gross Profit	$25,185,528	10%	$14,380,567	9%

The following is a breakdown of the revenues for Heat Power for the years ended November 30, 2012 and November 30, 2011:

Heat Power	2012	% Total Revenues	2011	% Total Revenues
Revenues	$20,502,660	8%	$18,828,607	12%
Cost of revenues	21,092,411	9%	17,007,589	11%
Gross Profit	$(589,751)	(1)%	$1,821,018	1%

Heat Power has two distinct operations: it supplies heating directly to end users throughout the Xuejiawan district in Ordos City, Inner Mongolia, and it also supplies electricity through Electric Power Group.  Revenues generated by Heat Power were $20,502,660 in 2012 compared to $18,828,607 in 2011. The $1,674,053 or 9% increase was a result of an increase in sales volume due to an over 5% increase in the coverage area of Heat Power’s operations.

We also received government subsidies of $2,840,288 in 2012 compared to $1,060,309 in 2011, to compensate for lower government regulated heat prices and market-driven costs of coal used in providing heat. This increase was mainly attributable to the fact that we had increased the coverage area of Heat Power’s operation by 5%.

The following table describes the type of customer and identifies the units of measurement that are associated with the revenues that are reported by Heat Power.

Heating Revenue

	Unit Price ($/sq meter month)		Area (‘000 sq meter range)		Revenue ($)
User	2012	2011	2012	2011	2012	2011	Variance

Residential	0.40	0.40	2,690/2884	2,590/2,133	7,993,449	6,634,294	1,359,155
Non-residential	0.78	0.67	1326/1355	1,426/1,178	5,430,656	6,795,905	(1,365,249)

Total					13,424,105	13,430,199	(6,094)

The following table compares the quarterly revenue stream from the Electric Power Group and the units of measurement that are associated with the revenues for such periods.

Electricity Revenue

	Unit Price ($/ k Wh)		Units of power supplied (1000 k Wh)		Revenue ($)
Period	2012	2011	2012	2011	2012	2011	Variance
Q1	0.04	0.03	33,083	35,139	1,287,675	1,174,129	113,546
Q2	0.04	0.03	25,526	36,962	1,038,893	1,263,767	(224,874)
Q3	0.04	0.04	11,277	17,265	480,769	662,012	(181,243)
Q4	0.04	0.04	35,685	25,422	1,430,930	1,238,191	192,739

Total			105,571	114,788	4,238,267	4,338,099	(99,832)

Cost of Revenues

Details of the cost of revenues for the years 2012 and 2011 are as follows:

	2012	2011	Variance
Coal and freight	$191,015,024	$90,234,807	$100,780,217
Depreciation and amortization	7,216,527	5,471,679	1,744,848
Operating supplies	605,663	1,661,594	(1,055,931)
Utilities	6,861,367	5,253,737	1,607,630
Salaries and benefits	1,499,804	1,421,505	78,299
Repairs	907,615	439,531	468,084
Others	1,019,559	450,857	568,702

Total	$209,125,559	$104,933,710	$104,191,849

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

Operating supplies. The reduction in operating supplies was primarily due to (i) the lower volume of coal produced at our Laiyegou coal mine, and (ii) the longer breaking-down periods for repairs and maintenance of our power plant, during which periods the need for operating supplies is substantially or completely eliminated.

Utilities. Utilities mainly represented the cost of electricity consumed by 32 heat transfer stations of Heat Power. Increase in utility costs was in line with the expanded heating supply area.

Salaries and benefits: Salaries increased as a result of the overall salaries of employees increased in line with the increase of the average salary in the local area.

Selling expenses

For the year ended November 30, 2012, selling expenses increase by approximately $1,945,642 as compared to 2011. This was mainly due to the increase of transportation and storage costs as we purchased more coal from third parties.  Selling expenses are expected to increase in line with trading volume.

	2012	2011	Variance
Transportation & storage	$4,732,730	$4,366,273	$366,457
Sales tax and other expenses	3,202,176	2,169,241	1,032,935
Office	512,551	388,307	124,244
Salaries and benefits	652,751	239,188	413,563
Depreciation	34,697	26,254	8,443

Total	$9,134,905	$7,189,263	$1,945,642

General and Administrative Expenses

Details of the general and administrative expenses of the years 2012 and 2011 are as follows:

	2012	2011	Variance
Professional and other fees	$1,768,564	$2,716,528	$(947,964)
Salaries and welfares	1,361,780	1,054,906	306,874
Office	1,934,082	953,947	980,135
Depreciation	763,989	485,609	278,380
Travel	527,045	439,086	87,959
Tax	444,369	173,493	270,876
Repairs	724,718	125,182	599,536
Stock based compensation	4,857	42,621	(37,764)

Total Expenses	$7,529,404	$5,991,372	$1,538,032

Professional and other fees. Fees were paid principally to various professionals, including financial advisors, attorneys and accountants. These expenses decreased in the fiscal year ended November 30, 2012 because we did not purchase director and officer insurance for our directors and officers, which caused the increase in professional and other fees in 2011.

Salaries and benefits: At the beginning of the fiscal year, we had an overall increase of the salaries of all employees.

Repairs. The increase in repairs was mainly due to the major repairs to the power plant that were carried out in June and July this year. The plant is approximately ten years old and is entering into a period when major repairs are expected.

Depreciation.   These expenses increased in the fiscal year ended November 30, 2012 as the Company bought new vehicles and office equipment to adapt to the expanded coal trading business.

Stock-based compensation. The decrease in stock-based compensation was due to fewer options vesting in 2012 than 2011.

Non-Operating Income and Expenses

Non-operating income decreased from $1,669,503 in 2011 to $1,559,574 in 2012 as a result of increase in other financial expense in 2012. The company paid $201,368 to the bank as a financial consulting fee in 2012. Non-operating expenses increased slightly from $281,440 in 2011 to $287,018 in 2012.

Liquidity and Capital Resources

As of November 30, 2012 we had a working capital surplus of approximately $40,076,446, compared with a working capital surplus of $ 23,522,306 as of November 30, 2011. The improvement in liquidity was primarily due to the growth in revenues and there was still no stockholder distribution.

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract 1”) with a leasing company covering its thermoelectric plants, heat transfer stations, and machinery and equipment (“Transferred Assets 1”), having a gross value of US$19,392,298. Pursuant to Contract 1, Heat Power sold to the leasing company its Transferred Assets 1 used for its operations in exchange for US$9,261,260 in cash. Under Contract 1, Heat Power leased back the Transferred Assets 1 with a quarterly installment payment of US$548,755 until April 2016, when Contract 1 expires. Contract 1 is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets 1 at a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of Contract 1, Heat Power paid a servicing fee of US$502,337 and a refundable deposit of US$1,389,189 to the leasing company.

On March 28, 2012, Heat Power entered into another Finance Leasing Contract (“Contract 2”) with the same leasing company related to its thermoelectric plants, heat transfer stations, and machinery and equipment (“Transferred Assets 2”), with a gross value of US$8,211,468. Pursuant to Contract 2, Heat Power sold to the leasing company its Transferred Assets 2 used for its operations in exchange for US$7,537,215 in cash. Under Contract 2, Heat Power leased back the Transferred Assets 2 with a quarterly installment payment of US$450,471 until April 2017, when Contract 2 expires. Contract 2 is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets 2 at a purchase price of RMB 720,000, or RMB 1 if Heat Power timely pays the quarterly installments. Included in the amount borrowed is a servicing fee of US$379,897 and a refundable deposit of US$1,507,443.

We anticipate that the combination of our sales and collection of accounts receivables with our longer accounts payable cycle, customer deposits and proceeds from bank and shareholder loans will generate sufficient cash flow to sustain our working capital needs.

Sources of Capital

If additional capital is needed is in excess of our current capital resources, we will explore financing options such as shareholder loans.  Shareholders loans have been granted from time to time as required to meet current working capital needs. We have no agreement that ensures that we will receive such loans and we cannot be certain that loans will be made available to us if or when required. We may exhaust this source of funding at any time.  Existing shareholder loans are payable on demand and accrue interest of 7.32% per annum. The outstanding balance of our shareholder loans as of November 30, 2012 was $10,034,579.

The outstanding balances and interest rate of short-term bank loans obtained by the Company at November 30, 2012, were as follows:

Bank name	From	To	Principal	Interest rate	Security
Agricultural Bank of China	December 15, 2011	December 14, 2012	$12,848,310	7.216%	Secured
Agricultural Bank of China	January 13, 2012	January 12, 2013	$9,636,232	7.21%	Secured
Agricultural Bank of China	October 27, 2012	October 26, 2013	$24,090,581	6.6%	Secured

Cash Flows

Operating Activities:

Our cash flows provided by operating activities was $2,531,555 for the year ended November 30, 2012 as compared to $1,534,023 of cash flows used in operating activities for the year ended November 30, 2011. The following summarizes the inflow and outflow of cash for these periods:

	Year Ended November 30,
	2012	2011
Net income	$12,303,316	27,635,227
Depreciation and amortization	8,496,470	6,318,473
(Increase) in restricted cash	(17,419)	(27,494)
(Increase) in accounts receivable	(1,891,298)	(11,573,458)
(Increase) decrease in other receivables	19,926,225	(20,470,669)
(Increase) in prepaid expenses	(355,330)	(323,072)
(Increase) in advances to suppliers	(33,273,927)	(22,156,375)
(Increase) decrease in inventory	(3,922,277)	(6,848,040)
(Increase) in loan to related parties	(1,356,250)	-
Increase in deferred income	5,430,246	1,642,466
Increase (decrease) in accounts payable	(2,544,812)	6,915,326
Increase(decrease) in advance from customers	2,262,158	5,043,073
Increase(decrease) in accrued liabilities and other payables	(3,211,163)	10,526,841
Others	685,616	1,783,679
Net cash (used in ) provided by operating activities	$2,531,555	(1,534,023)

Accounts receivable. For the year ended November 30, 2012 we increased our coal trading volume by selling 2,471,433 tons of coal, representing an 81% increase over the same period in 2011. Our operating assets, especially receivables due from customers, increased in line with the increase in our coal trading business during 2012. The increase in accounts receivable is also attributable to an increase in Heat Power’s user fees made on account and not from an extension of time for accounts receivable from prior periods. The current heating season is from October 15, 2012 to April 15, 2013; however, user fees will be collected after the end of the current heating season. Our heat service coverage area was increased from approximately 4.0 million square meters to 4.2 million square meters.

Other receivables. The decrease in other receivables was mainly due to the Company reducing its loans to its suppliers and other associated firms by a significant amount.

Advances to suppliers. Advances increased as a result of more advances made for the purchase of coal and freight from third party suppliers, along with the increase of sales volume.

Inventory. Inventory mainly consists of coal for trading purposes. The market price of coal has dropped dramatically since the third fiscal quarter. The Company had to reduce the trading volume because the market price of coal was dropped too low to meet the Company’s margin threshold. Therefore, the inventory level has increased in the second half of 2012.

Accounts payable. The decrease in accounts payable was due to the Company paying some of its suppliers before the end of the fiscal year 2012.

Deferred income. Deferred income relates to the construction of pipeline. Deferred income increased in 2012 in line with the expansion of the pipeline in 2012.

Advances from customers. Advances on sales of coal represent the majority of customer advances received by the Company. Such advances are a normal business practice that ensures that the customer obtains Coal Group’s products at the market price determined on the date of purchase. Coal Group’s advances increased during 2012 as a result of more orders being received during the last several days of the fiscal year.  The level of advances fluctuates depending partially upon how quickly Coal Group delivers coal to its customers.

Accrued liabilities and other payables. These amounts consist of, among others, accruals made for loan interest, repairs and maintenance of heating plants, labor union fees, social insurance and technical training for our employees. The decrease in accrued liabilities and other payables was mainly due to the decreased balances of account payable from our customers which is offset by the increase in accrued liabilities mainly from our payroll, welfare expenses.

Investing Activities:

Our cash flows used in investing activities were $43,207,923 for the year ended November 30, 2012 as compared to cash flows provided by investing activities were$1,027,476 for the year ended November 30, 2011.

Financing Activities:

Our cash flows provided by financing activities were $19,670,633 for the year ended November 30, 2012 and cash flows provided by financing activities were $25,840,201 for the year ended November 30, 2011.

A substantial portion of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and Coal Group was provided by shareholder loans.  The loans are undocumented and payable on demand.  The outstanding balances and interest rate of shareholder loans at November 30, 2012, were as follows:

	Balance	Interest Rate
Hangzhou Dayuan Group, Ltd.	$5,903,204	5.31 & 7.32%
Inner Mongolia Duoyida Mining Co. Ltd.	2,145,131	5.31 & 7.32%
Ordos City YiYuan Investment Co., Ltd.	1,986,244	5.31 & 7.32%

Total	$10,034,579	5.31 & 7.32%

Material Commitments

We have commitments to pay bank loans and shareholder loans as mentioned above.  We have title to all our capital assets consisting of production equipment, automobiles, and office equipment. The total amount of our material commitments is $38,590,954, which we anticipate to be funded by profits generated by our operations.

Summary of Significant Accounting Policies

The consolidated financial statements of the Company as of November 30, 2012 and 2011 and for the years ended November 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the SEC.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company’s Wholly Owned Foreign Enterprise (WFOE) in China, Tehong Consulting, Coal Group and Heat Power since they are deemed variable interest entities and the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2012	November 30, 2011
Balance sheet items, except for the registered and paid-up capital, additional paid-in capital, statutory reserve and retained earnings, as of year end	US$1=RMB6.2265	US$1=RMB6.3765

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	S$1=RMB 6.3183	S$1=RMB 6.4882

For the years ended November 30, 2012 and 2011, foreign currency translation adjustments of approximately $2,205,864 and $2,891,182, respectively, were reported as accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity and comprehensive income.

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

Inventories

Inventories consisted of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method .  Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. The Company did not record any provisions for inventory valuation allowance for the years ended November 30, 2012 and 2011.

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

Mining Right

To extract resources from land, the Company is required to obtain a mining right.  The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005.  The price of the mining right, which represents the acquisition cost of the mine, was assessed by the Bureau to be $3,656,731.  The mine acquisition cost which was payable in installments over a six year period from the date the mining right was granted has been fully paid.

Long-Term Investment

We had no long-term Investments in 2012 and 2011.

Restricted Cash

Long-term restricted cash represents the bank deposits placed as guarantee for the future payments of rehabilitation costs as required by the PRC government. As long-term deposits, the restricted cash earned an interest rate of 0.50% per annum in fiscal year 2012 and 0.50% per annum in fiscal year 2011.

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

Impairment of Long-lived Assets

The Company applies SFAS No. 144, ”Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as codified in FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2012 and 2011.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Coal Group was required to pay resource compensation fees of $467,099 and $463,947 for the years ended November 30, 2012 and 2011, respectively, which is included in cost of goods sold in the statements of operations. Coal Group expenses such costs when incurred.

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

Fair Value of Financial Instruments

Financial instruments include accounts receivable, advances to suppliers and other current assets, short term bank loans, accounts payable, advance from customers, other current liabilities and shareholders’ loan. As of November

30, 2012 and 2011, the carrying values of these financial instruments approximated their fair values.

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

Non-Surplus Reserve Fund (Safety and Maintenance): According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement,” the Company is required to set aside to a safety fund of RMB 6 per ton of raw coal mined for 2011 and 2010, respectively, and RMB 10.5 per ton for a maintenance fund.  As defined under U.S. GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The statutory reserves consist of the following:

	November 30, 2012	November 30, 2011

Statutory surplus reserve	$2,447,598	$2,447,598
Welfare fund	—	—
Safety and maintenance reserve	$6,847,018	6,585,257
Total statutory reserves	$9,294,616	$9,032,855

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

Report on Internal Control Over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of its internal control over financial reporting as of November 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that solely as a result of the material weaknesses and significant deficiencies in internal control as described above, the Company did not maintain effective internal control over financial reporting as of November 30, 2012.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Certain Significant Employees

As of the date of this annual report, our directors, executive officers and significant employees are as follows:

Name	Age	Position
Wenxiang Ding	57	Chief Executive Officer, President, Treasurer & Director; General Manager of Coal Group and Heat Power
Yanhua Li	55	Vice General Manager of Coal Group, Director
Fu Xu	49	Acting Chief Financial Officer
Shiwen Zhou	48	Director

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

Shiwen Zhou joined the Company as a director on September 21, 2012. She was appointed by the Company’s board of directors to serve as a director for a term expiring at the next annual meeting of shareholders. Ms. Zhou is an associate professor of law at the School of Law of South China University of Technology located in Guangzhou, China, where she teaches Intellectual Property Law and other commercial law subjects. Before she began teaching at the School of Law in 2004, Ms. Zhou was an attorney at a Guangzhou law firm where she handled foreign economic, business, civil, maritime and intellectual property law matters. Before her private practice, Ms. Zhou had been a judge at the High People’s Court of Guangdong Province from 1987 to 2000. Ms. Zhou is experienced with corporate governance, general business affairs and foreign trade matters. She fills a non-employee director vacancy on the Board that was created when Mr. Tiening Ge resigned as a director in July 2012.

Term of Office

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. All officers serve at the pleasure of the board of directors.

Family Relationships

Mr. WenXiang Ding, our CEO, President, Treasurer and director and General Manager of Coal Group and Heat Power, and Ms. Yanhua Li, a director of our company and Vice General Manager of Coal Group, are married to each other. There are no other family relationships among our executive officers, directors and significant employees.

Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Corporate Governance

Board of Directors

In determining whether our directors are independent we comply with the rules of the NYSE Amex (formerly the American Stock Exchange LLC).  The board of directors will also consult with counsel to ensure that the board of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  One of our directors, Ms. Zhou, is “independent” as that term is defined by Section 803 of the NYSE Amex Company Guide.  All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Board Committees

Our board of directors has appointed Shiwen Zhou, our sole independent director, to serve as a Special Committee of the Board to evaluate, review and approve, if appropriate, various strategic alternatives to take the Company private. Our board of directors does not currently have any other committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of our company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2012, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended November 30, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Wenxiang Ding, President, CEO	2012	12,000							12,000
	2011	12,000	—	—	—	—	—	—	12,000
Yanhua Li, Coal Group Vice General Manager	2012	11,200							11,200
	2011	11,200	—	—	—	—	—	—	11,200
Fu Xu, Acting CFO(1)	2012	9,524							9,524
	2011	9,524	—	—	—	—	—	—	9,524

(1) Mr. Xu became our Acting CFO on February 26, 2012.

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-end

None.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to us in all capacities for the fiscal year ended November 30, 2012.

Name and	Fees Earned and Paid in	Stock	Option	Non-Equity Incentive Plan	Change in Pension Value and Non- qualified Compensation	All other
Principal	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Position	($)	($)	($)	(#)	($)	($)	($)
Stephen Markscheid (1)	6,600	-	1,766	-	-	-	8,366
Paul Li (1)	12,600	-	1,766	-	-	-	14,366
Tieming Ge (1)	4,000	-	1,325	-	-	-	5,325
Shiwen Zhou (2)	4,762	-		-	-	-	4,762

 _________________________________

(1) Messrs. Stephen Markschied, Paul Li and Teiming Ge, our former directors, resigned in July, 2012.

(2) Ms. Zhiwen Zhou was appointed a director by our board of directors on September 21, 2012.

We do not pay compensation to our employee directors.

Pursuant to one year agreements effective as of May 31, 2010, Mr. Markscheid was entitled to a fee of $10,000 per year for the term of his agreement, while Mr. Li will receive an annual fee of $15,000 for the term of his agreement.  Pursuant to their agreements, Messrs. Markscheid and Li were each awarded (i) a 10-year option to purchase up to 20,000 shares of our common stock at an exercise price of $2.02 per share, such option vesting in equal, quarterly installments over the term of their respective agreements, commencing August 31, 2010, so long as each director is, respectively, serving as a member of the Board of Directors at each such time.  We also agreed to (i) pay each such independent director $800 for each board or committee meeting attended by telephone, (ii) pay each such independent director $2,500 for each board or committee meeting attended in person and (iii) reimburse each such independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings.

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

Ms. Zhou and the Company do not have a written agreement but the Company has agreed to pay Ms. Zhou $4,762 per year for her appointment as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2013 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group.  As of February 28, 2013, we had 45,060,000 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of February 28, 2013, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner and Office, if any	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Wenxiang Ding, CEO, President, Director, and Treasurer	26,989,107	(2)	60%
Yanhua Li, Director	0		0
Fu Xu, Acting Chief Financial Officer	0		0
Shiwen Zhou, Director	0		0
Fortune Place Holdings Limited	26,989,107	(2)	60%
Officers and Directors as a Group	26,989,107		60%

Less than one percent.

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

(2)         Mr. WenXing Ding, our CEO and President, holds all of the shares through Fortune Place. Pursuant to the Share Transfer Agreement, as of August 8, 2012, Wenxiang Ding purchased 100% of the equity interests of Fortune Place at certain prices that vary depending upon whether we achieved certain revenue targets becoming the sole holder of the equity interests of Fortune Place.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Shareholder Loans to the Company

Our shareholders have advanced the following amounts to Heat Power for the purposes of satisfying working capital needs as of November 30, 2012 and 2011:

	2012	2011
Hangzhou Dayuan Group, Ltd.	$5,903,204	$5,736,898
Inner Mongolia Duoyida Mining Co., Ltd.	2,145,131	2,013,393
Ordos City YiYuan Investment Co. Ltd.	1,986,244	1,702,421

Total	$10,034,579	$9,452,712

During fiscal 2012, the largest aggregate amount of the shareholder loans at any given point in time was $5,903,204. These loans are payable upon demand and interest is charged at 5.31% and 7.32% per annum on balances owing. We have no formalized agreements with our shareholders guaranteeing that certain amounts of funds will be available to us in the future. We may exhaust this source of funding anytime.

Other Transactions with Control Persons

Share Option Agreement and Entrustment Agreement

On November 30, 2010, Wenxiang Ding and Ninghua Xu entered into the Share Transfer Agreement pursuant to which Wenxiang Ding, in consideration of his contributions to the Company and as an incentive to him to continue his commitment to the Company and its affiliates, was granted options to purchase up to 100% of the common shares of Fortune Place from Ninghua Xu.  On August 22, 2011, March 26, 2012 and August 8, 2012 Mr. Ding exercised each of his three options respectively and purchased 100% of the outstanding shares of Fortune Place Holdings Limited pursuant to such share transfer agreement.

On November 30, 2010, Wenxiang Ding and Ninghua Xu entered into an entrustment agreement, pursuant to which NinghuaXu entrusts Wenxiang Ding to manage Fortune Place, the Company and its affiliates as the exclusive agent of NinghuaXu with respect to all matters concerning Ninghua Xu’s shareholding in Fortune Place, including attending shareholders’ meeting, exercising shareholder’s rights (including voting rights), and designating and appointing legal representatives and certain other senior officers.  The term of aforesaid entrustment agreement is 10 years, during which, except as otherwise provided by applicable laws, this entrustment agreement shall not be rescinded or terminated by any party unless agreed upon mutually.

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

Review, Approval or Ratification of Transactions with Related Parties

Our audit committee, which was comprised of three independent directors, was responsible for reviewing and approving any related party transactions under its charter.  The audit committee approved our entering into the VIE contractual arrangements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2012	2011
Audit fees	$180,000	$170,000
Audit-related fees	-	-
Tax fees		7,000
All other fees	-	-
Total	$180,000	$177,000

All of the professional services rendered by principal accountants for the audit of the our annual financial statements and quarterly reviews of financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	Financial Statements: Consolidated Financial Statements start on page F-1.

(2)	Not applicable.

(3)	See exhibits referred to below.

(b)	The exhibits listed below are filed as part of this Annual Report.

(c)	Not applicable.

Exhibit Number	Description
3.1	Restated Articles Of Incorporation (2)
3.2	Bylaws of China Energy Corporation (2)
10.1	Employment Agreement dated December 14, 2009, by and between the Company and Jessie International Inc. (3)
10.4	Independent Director Agreement with Stephen Markscheid dated May 31, 2010 (3)
10.5	Independent Director Agreement with Paul Li dated May 31, 2010 (3)
10.6	Office Building Lease for the Company’s office space (2)
10.7	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Tehong Coal Power Group Co., Ltd., dated November 30, 2010 (5)
10.8	Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of Wenxiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (5)
10.9	Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of Wenxiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (5)
10.10	Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of Wenxiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (5)
10.11	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2010 (4)
10.12	Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., and Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (5)
10.13	Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Yiduoda Mining Co., Ltd., dated November 30, 2010 (5)
10.14	Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (5)
10.15	Termination and Restructuring Agreement by and among the Company, Inner Mongolia Tehong Coal And Power Group Co., Ltd., Inner Mongolia Heat Power Co., Ltd., the Beijing Tehong Energy Technology Consulting Co., Ltd., Pacific Projects Inc. and the respective stockholders of Inner Mongolia Tehong Coal And Power Group Co., Ltd., and Inner Mongolia Heat Power Co., Ltd., dated November 30, 2010 (5)

10.16	Termination and Transfer Agreement by and between Georgia Pacific Investments Inc., Wenxiang Ding, Yanhua Li, Fortune Place Holdings Limited, and NinghuaXu dated November 30, 2010 (5)
10.17	Termination and Transfer Agreement among Axim Holdings Ltd., Yi Ding, Biao Ding, Fortune Place Holdings Limited, and NinghuaXu dated as of November 30, 2010 (5)
10.18	Termination Agreement among the Company, Georgia Pacific Investments Inc. and Axim Holdings Ltd. dated as of November 30, 2010 (5)
10.19	Entrustment Agreement between Wenxiang Ding and NinghuaXu dated November 30, 2010 (5)
10.20	Share Option Agreement between Wenxiang Ding and NinghuaXu dated November 30, 2010 (5)
10.21	Independent Director Agreement by and between the Company and Tieming Ge dated September 15, 2011 (6)
10.22	Independent Director Agreement with Stephen Markscheid dated September 5, 2011 (1)
10.23	Independent Director Agreement with Paul Li dated September 5, 2011 (1)
21.1	Subsidiaries of China Energy Corporation (2)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief FinancialOfficer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 14, 2012.

(2)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 1, 2011.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 18, 2009.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2010.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 6, 2010.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2011.

CHINA ENERGY CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of China Energy Corporation

We have audited the accompanying consolidated balance sheets of China Energy Corporation and subsidiaries (the “Company”) as of November 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended November 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the China Energy Corporation and subsidiaries as of November 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

New York, New York

April 5, 2013

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,
	2012	2011
	(U.S.$)	(U.S.$)
ASSETS
Current assets:
Cash and cash equivalents	$11,815,027	$31,007,269
Accounts receivables, net of allowance for doubtful accounts of $295,356 and $11,251, respectively	18,972,155	17,364,962
Other receivables	4,636,311	24,562,536
Inventories, net of reserve for write down to market of $210,672 and $0, respectively	14,018,922	10,096,645
Prepaid expenses	678,402	323,072
Advance to suppliers	60,837,720	27,566,516
Loan to related party	37,590,281	-

Total current assets	148,548,818	110,921,000

Fixed assets, net	67,758,295	62,937,747

Other assets:
Investment property, net of accumulated depreciation of $662,496 and $475,649, respectively	5,612,099	5,730,169
Mining right, net of amortization of $2,060,999 and $1,635,072, respectively	2,779,505	3,091,565
Restricted cash	590,961	573,542
Other long term assets	6,147,833	3,889,144

Total other assets	15,130,398	13,284,420

TOTAL ASSETS	$231,437,511	$187,143,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term bank loans	$46,575,122	$29,138,242
Accounts payable	23,455,106	21,716,148
Advances from customers	12,584,079	10,321,920
Accrued liabilities	1,235,599	629,016
Other payables	9,310,598	13,111,017
Stockholder loans	10,034,579	9,452,712
Current portion of finance obligation	3,237,653	1,695,944
Current portion of deferred income	2,039,636	1,333,695

Total current liabilities	108,472,372	87,398,694

Non-current liabilities
Finance obligation, net of current portion	10,889,281	6,906,957
Deferred income, net of current portion	13,528,969	8,804,664

Total non-current liabilities	24,418,250	15,711,621

Total liabilities	132,890,622	103,110,315

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock: no par value; 5,000,000 shares authorized; none issued and outstanding shares	-	-
Common stock: $0.001 par value; 195,000,000 shares authorized; 45,060,000 shares issued and outstanding at November 30, 2012 and 2011, respectively	45,060	45,060
Additional paid-in capital	10,625,225	10,620,368
Retained earnings	68,859,933	56,818,378
Statutory reserves	9,294,616	9,032,855
Accumulated other comprehensive income	9,722,055	7,516,191

Total stockholders’ equity	98,546,889	84,032,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,437,511	$187,143,167

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF Income And OTHER comprehensive income

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

	2012	2011
	(U.S.$)	(U.S.$)

Revenues	$246,062,847	$157,686,054
Cost of revenues	(209,125,559)	(104,933,710)

Gross profit	36,937,288	52,752,344

Operating expenses:
Selling and marketing	9,134,905	7,189,263
General and administrative	7,529,404	5,991,372

Total operating expenses	16,664,309	13,180,635

Income from operations	20,272,979	39,571,709

Other income (expenses):
Finance expenses, net	(2,795,296)	(2,780,628)
Government subsidies	756,501	-
Non-operating income	1,559,574	1,699,053
Non-operating expenses	(287,018)	(281,440)
Income before provision for income taxes	19,506,740	38,208,694

Provision for income taxes	(7,203,424)	(10,573,467)

Net income	12,303,316	27,635,227

Other comprehensive income:
Foreign currency translation adjustment	2,205,864	2,891,182

Total comprehensive income	$14,509,180	$30,526,409

Net (loss) income per common share
Basic and diluted	$0.27	$0.61

Weighted average common shares outstanding
Basic and diluted	45,060,000	45,060,000

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the YEARs Ended NOVEMBER 30, 2012 AND 2011

	Common Stock		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity
		(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)	(U.S.$)

Balance as of November 30, 2010	45,000,000	$45,000	$9,070,007	$29,642,370	$8,573,636	$4,625,009	$51,956,022

Net income	-	-	-	27,635,227	-	-	27,635,227
Other comprehensive income	-	-	-	-	-	2,891,182	2,891,182
Stock-based compensation – shares issues for consulting services	60,000	60	121,740	-	-	-	121,800
Stock-based compensation – shares transferred for consulting services	-	-	1,386,000	-	-	-	1,386,000
Stock-based compensation	-	-	42,621	-	-	-	42,621
Appropriation of statutory reserves	-	-	-	(459,219)	459,219	-	-

Balance as of November 30, 2011	45,060,000	45,060	10,620,368	56,818,378	9,032,855	7,516,191	84,032,852

Net income	-	-	-	12,303,316	-	-	12,303,316
Other comprehensive income	-	-	-	-	-	2,205,864	2,205,864
Stock-based compensation	-	-	4,857	-	-	-	4,857
Appropriation of statutory reserves	-	-	-	(261,761)	261,761	-	-

Balance as of November 30, 2012	45,060,000	$45,060	$10,625,225	$68,859,933	$9,294,616	$9,722,055	$98,546,889

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

	2012	2011
	(U.S.$)	(U.S.$)

Cash flows from operating activities:
Net income	$12,303,316	$27,635,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expenses	284,105	(45,199)
Depreciation and amortization	8,496,470	6,318,473
Stock-based compensation	4,857	1,550,421
Interest accrued on shareholder loans	396,481	275,916
Loss on disposal of property, plant and equipment	173	2,541
Changes in operating assets and liabilities:
(Increase) in restricted cash	(17,419)	(27,494)
(Increase) in accounts receivables	(1,891,298)	(11,573,458)
Decrease (increase) in other receivables	19,926,225	(20,470,669)
(Increase) in prepaid expense	(355,330)	(323,072)
(Increase) in advance to suppliers	(33,273,927)	(22,156,375)
(Increase) in inventories	(3,922,277)	(6,848,040)
(Increase) in loan to related party	(1,356,250)	-
Increase in deferred income	5,430,246	1,642,466
(Decrease) increase in accounts payable	(2,544,812)	6,915,326
Increase in advances from customers	2,262,158	5,043,073
(Decrease) increase in accrued liabilities and other payables	(3,211,163)	10,526,841

Net cash provided by (used in) operating activities	2,531,555	(1,534,023)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,936,892)	(12,858,682)
Increase in construction in progress	(124,261)	(798,685)
Proceeds from disposal of property, plant and equipment	-	5,744
Payments made on other long term assets	(912,739)	-
Loan to related party	(36,234,031)	-
Collection of notes receivable	-	14,679,099

Net cash (used in) provided by investing activities	(43,207,923)	1,027,476

Cash flows from financing activities:
Proceeds from short term bank loans	45,898,422	28,636,602
Principal payments made on short term bank loans	(29,406,644)	(9,864,061)
Proceeds from lease finance obligation	5,583,780	7,860,423
Repayment of lease finance obligation	(2,357,444)	(792,763)
Repayment of stockholder loans	(47,481)	-

Net cash provided by financing activities	19,670,633	25,840,201

Effect of exchange rate changes on cash	1,813,493	1,093,075

Net (decrease) increase in cash and cash equivalents	(19,192,242)	26,426,729
Cash and cash equivalents, beginning of year	31,007,269	4,580,540

Cash and cash equivalents, end of year	$11,815,027	$31,007,269

Supplemental disclosure of cash flow information

Cash paid for interest	$2,122,808	$2,040,166
Cash paid for income taxes	$9,091,585	$9,438,235

Supplemental disclosure of non-cash financing and investing activities:

Value of shares issued/transferred for consulting services	$-	$1,507,800
Service fee and refundable deposit borrowed under financing leases	$1,887,340	$1,891,526

See notes to the consolidated financial statements.

CHINA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

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

On November 30, 2010, the Company entered into a series of contractual arrangements pursuant to which the control and the economic benefits and costs of ownership of its two operating companies: Coal Group and Heat Power (collectively, the “Operating Companies”) in the PRC would flow directly to Beijing Tehong Energy Technology Consulting Co., Ltd. (the “WFOE”), wholly owned through subsidiaries of the Company.

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

Exclusive Option Agreements: Pursuant to the Exclusive Option Agreements, the WFOE has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in the Coal Group and Heat Power held by the stockholders. To the extent permitted by the PRC laws, the purchase price for the entire equity interest is RMB1.00 or the minimum amount required by PRC law or government practice. Each of the exclusive option agreements has a term of 10 years, with renewal for an additional 10 years at the option of the WFOE.

Powers of Attorney: Each of the stockholders of the Coal Group and Heat Power, executed a Power of Attorney that provides the WFOE with the power to act as such stockholder’s exclusive agent with respect to all matters related to such stockholder’s ownership interest in Coal Group and Heat Power, respectively, including the right to attend stockholders’ meetings and the right to vote, dispose or pledge such shares.

Equity Interest Pledge Agreements: Pursuant to such agreements, each of the stockholders of Coal and the Heat Power pledged their shares in Heat Power and Coal Group, to the WFOE, to secure the obligations of Coal Group and Heat Power under the Exclusive Business Cooperation Agreements.  In addition, the stockholders of Coal Group and the Heat Power agreed not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests that would affect the WFOE’s interests. The Equity Interest Pledge Agreement expires when Coal Group and Heat Power, fully perform their obligations under the Exclusive Business Cooperation Agreements.

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

Business

The Company’s business is made up of three segments: Coal Production, Coal Trading and Heat Power.

Coal Production: Coal Production has mining rights to a coal mine in the Inner Mongolia District from which it mines coal. Coal Production supplies the majority of its coal to the Coal Trading segment.

Coal Trading: Coal Trading was organized in China on August 8, 2000 as Inner Mongolia Zhunger Tehong Coal Co., Ltd. The name was changed in December 2003 to Inner Mongolia Tehong Coal & Power Group Co. Ltd. It also buys, sells, and transports coal, serving the Inner Mongolia District.

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

The Coal Production and Coal Trading segments do not sell any coal to Heat Power.

2.	Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The consolidated financial statements of the Company as of November 30, 2012 and 2011 and for the years ended November 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”). All consolidated financial statements and notes to the consolidated financial statements are presented in U.S. dollars.

Basis of Consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company is required to include in its consolidated financial statements, the financial statements of variable interest entities. ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bear the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

The consolidated financial statements include the accounts of the Company’s WFOE, Coal Group and Heat Power since they are deemed variable interest entities and the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements. ASU No. 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of this standard did not have a material impact on consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-12”), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a significant impact on the consolidated financial statements.

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement does not have a significant impact on the Company’s consolidated financial condition or results from operations.

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements were as follows:

	November 30, 2012	November 30, 2011
Balance sheet items, except for common stock, additional paid-in capital, statutory reserves, and retained earnings, as of year end	US$1=RMB 6.2265	US$1=RMB 6.3765

Amounts included in the statements of income and other comprehensive income, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1=RMB 6.3183	US$1=RMB 6.4882

For the years ended November 30, 2012 and 2011, foreign currency translation adjustments of $2,205,864 and $2,891,182, respectively, have been reported as other comprehensive income.

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

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides an allowance where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of November 30, 2012 and 2011, the balance of the allowance for doubtful accounts was $295,356 and $11,251 respectively. For the years presented, the Company did not write off any accounts receivable as bad debts.

Accounts receivable include amounts due from an entity affiliated with the Company through a family member of the Company’s Chairman of $0 and $1,712,113 as of November 30, 2012 and 2011, respectively.

Inventories

Inventories consist of coal and operating supplies. Inventories are valued at the lower of cost or market, using the weighted average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of market. As of November 30, 2012 and 2011, the reserve for write down to market was $210,672 and $0, respectively.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditure that substantially increase the asset’s value or extend the useful life of an existing asset. Depreciation is computed using the straight line method over the estimated useful lives of property, plant and equipment, which are approximately five years for electrical and office equipment, ten years for transportation equipment and pipelines, and 20 to 45 years for buildings. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Costs of mine development, expansion of the capacity of or extending the life of the mine (“Mining Structures”) are capitalized and amortized using the units-of-production (“UOP”) method over the productive life of the mine based on proven and probable reserves. Mining Structures includes the main and auxiliary mine shafts, underground tunnels, ramps, and other integrant mining infrastructure.

Investment Property

Investment property represents rental real estate purchased or constructed by the Company for investment purposes. Depreciation is computed using the straight line method over the estimated useful life of 45 years. The related rental income and expenses are included in non-operating income and expenses in the accompanying consolidated statements of operations and other comprehensive income (loss).

Mining Right

All land in China belongs to the government. To extract resources from the land, the Company was required to obtain a mining right. The Company’s Coal Group acquired its mining right from the Provincial Bureau of National Land and Resource in November of 2005. The price of the mining right, which represents the acquisition cost of the mine, was assessed in 2005 by the Bureau to be $3,656,731. The mine acquisition cost was payable in instalments over a six year period from the date the mining right was granted. The mine acquisition cost is amortized using the UOP method over the productive life of the mine based on proven being probable reserves.

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

Impairment of Long-lived Assets

The Company utilizes FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”), which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. The Company may recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. No impairment of long-lived assets was recognized for the years ended November 30, 2012 and 2011.

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

Resource Compensation Fees

In accordance with the relevant regulations in the PRC, a company that is engaged in coal production is required to pay a fee to the Inner Mongolia National Land and Resources Administration Bureau as compensation for the depletion of coal resources. Coal Group was required to pay the resource compensation fees of $467,099 and $463,947 for the years ended November 30, 2012 and 2011, respectively, which is included in cost of revenues in the consolidated statements of operations and other comprehensive income (loss).

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis at November 30, 2012 and 2011.

Income Taxes

Coal Production, Coal Trading and Heat Power generate their income in China where a Value Added Tax, Income Tax, City Construction and Development Tax and Education Surcharge taxes are applicable. The Company, Coal Group and Heat Power do not conduct any operations in the U.S. and therefore, are not subject to U.S. taxes.

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

The statutory reserves consist of the following:

	November 30, 2012	November 30, 2011

Statutory surplus reserve and welfare fund	$2,447,598	$2,447,598
Safety and maintenance reserve fund	6,847,018	6,585,257

Total statutory reserves	$9,294,616	$9,032,855

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, “Compensation – Stock Based Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair values for all stock-based awards made to employees and directors, including stock options.

FASB ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statements of operations and other comprehensive income (loss) over the requisite service period.

Asset Retirement Cost and Obligation

The Company has adopted FASB ASC 410, “Asset Retirement and Environmental Obligations” (“ASC 410”). ASC 410 generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. The related asset is amortized using the UOP method over the productive life of the mine based on proven and probable reserves. The Company did not incur and does not anticipate incurring any material dismantlement, restoration or abandonment costs given the nature of its mining activities and the current PRC regulations surrounding such activities.

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

All of the Company’s operations are transacted in RMB, which is not freely convertible to US Dollars. The People’s Bank of China and other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, its revenues will be settled in RMB, not US dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividends to its shareholders outside of China is limited.

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

3. Segment Reporting

The Company is made up of three segments of business, Coal Production which derives its revenue from the mining and sale of coal, Coal Trading which derives its revenue from purchase and sales of coal, and Heat Power which derives its revenue by providing heating and electricity to residents and businesses of a local community. Coal Production and Coal Trading comprise the Coal Group, which is conducted in a separate variable interest corporation and each functions independently of Heat Power segment.

Except for the loans made to Heat Power by Coal Group in the principal amount of RMB 85.2 million (equivalent to U.S. $13.7 million) and RMB 84 million (equivalent to U.S. $13.1 million) as of November 30, 2012 and 2011, respectively, during the periods reported herein, there were no other transactions between Coal Group and Heat Power. There also were no differences between the measurements used to report operations of the segments and those used to report the consolidated operations of the Company. In addition, there were no differences between the measurements of the assets of the reported segments and the assets reported on the consolidated balance sheets.

	For the Years Ended November 30,

	2012				2011
	Heat	Coal	Coal		Heat	Coal	Coal
	Power	Trading	Production	Total	Power	Trading	Production	Total

Sales to external customers	$17,662,372	$184,177,101	$41,383,086	$243,222,559	$17,768,298	$106,181,593	$32,675,854	$156,625,745
Sales – government subsidies	2,840,288	-	-	2,840,288	1,060,309	-	-	1,060,309
Other income – government subsidies	-	-	756,501	756,501	-	-	-	-
Interest expenses, net	1,558,938	1,250,662	(14,304)	2,795,296	1,262,645	1,525,485	(7,502)	2,780,628
Depreciation and amortization	6,064,994	235,499	2,195,977	8,496,470	4,132,969	164,977	2,020,527	6,318,473
Segment profit (loss)	(2,589,359)	(5,133,753)	20,633,495	12,910,383	783,982	18,706,533	10,281,644	29,772,159

	November 30, 2012				November 30, 2011
	Heat	Coal	Coal		Heat	Coal	Coal
	Power	Trading	Production	Total	Power	Trading	Production	Total

Segment assets	$74,308,658	$135,348,126	$21,780,727	$231,437,511	$71,566,508	$92,834,880	$22,741,779	$187,143,167
Construction in progress	2,956,470	-	18,469	2,974,939	2,801,159	-	18,035	2,819,194
Investment property, net	3,638,296	1,973,803	-	5,612,099	3,754,281	1,975,888	-	5,730,169

Reconciliation of the total segment profit (loss) to net income (loss) included in the consolidated financial statements is as follows:

	For the Years Ended November 30,
	2012	2011

Total segment profit (loss)	$12,910,383	$29,772,159
Unallocated corporate expenses	(607,067)	(2,136,932)

Net income (loss)	$12,303,316	$27,635,227

4. Stockholder Loans

Substantial portions of the cost of construction of the thermoelectric plant and of the costs of expansion projects at Heat Power and the coal mine were provided by loans from stockholders of Heat Power. Balances are as below:

	November 30, 2012	November 30, 2011

Ordos City YiYuan Investment Co., Ltd.	$1,986,244	$1,702,421
Hangzhou Dayuan Group, Ltd.	5,903,204	5,736,898
Inner Mongolia Duoyida Mining Co. Ltd.	2,145,131	2,013,393

Total	$10,034,579	$9,452,712

The stockholder loans are due on demand with interest as follow:

	November 30, 2012		November 30, 2011
	Balance	Interest rate	Balance	Interest rate
		5.31% and
Stockholder loans – interest bearing	$7,098,691	7.32%	$6,931,702	5.31%
Interest payable	2,935,888		2,521,010

Total	$10,034,579		$9,452,712

5. Lease Obligation

The Company leases office space under an operating lease expiring December 31, 2015. The minimum future annual rent payments under the lease as of November 30, 2012 are as follows:

Year Ending	Annual
November 30,	Amount

2013	$104,393
2014	104,393
2015	104,393
2016	8,699

Total	$321,878

Rent expense charged to operations for the years ended November 30, 2012 and 2011 was $104,393 and $118,908, respectively.

6. Other Payables

Other payables included advances from the Company’s Chairman and entities affiliated to the Company through a family member of the Company’s Chairman totalling $6,424,155 and $4,704,775 as of November 30, 2012 and 2011, respectively. These advances are non-interest bearing and payable on demand. At November 30, 2012 and 2011, other payables amounted to $9,310,598 and $13,111,017, respectively.

7. Advances to Suppliers

As is customary in China, the Company has made advances to its suppliers for coal purchases, utility payments and other purchases. At November 30, 2012 and 2011, advances amounted to $60,837,720 and $27,566,516, respectively. There is no interest due on these advances and they are offset against billings as they are made by the suppliers.

8. Other Receivables

Other receivables consist of the following:

	November 30, 2012	November 30, 2011

Loans to suppliers and other associated firms	$895,364	$20,499,415
Employee expense advances	305,489	739,596
Government subsidies receivable	1,818,497	2,368,440
Heat network access fee receivable	1,616,961	955,085

Total	$4,636,311	$24,562,536

Included in loans to suppliers and other associated firms are advances to an entity affiliated to the Company through the Company’s Chairman and shareholders of Heat Power of $775,201 and $752,380 as of November 30, 2012 and 2011, respectively. In addition, included in loans to suppliers and other associated firms are advances to Heat Power’s Vice President and family members of the Company’s Chairman of $0 and $39,923 as of November 30, 2012 and 2011, respectively. Those advances are non-interest bearing.

On a periodic basis, management reviews the other receivable balances and establishes allowances where there is doubt as to the collectability of the individual balances. In evaluating collectability of the individual balances, the Company considers factors such as the age of the balance, payment history, and credit-worthiness of the creditor. The Company considers all these other receivables at November 30, 2012 and 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

9. Fixed Assets

Fixed assets are summarized as follows:

	November 30, 2012	November 30, 2011

Buildings	$12,220,763	$10,777,208
Machinery & equipment	45,247,105	43,845,438
Transferred assets (a)	28,576,167	19,702,907
Automotive equipment	2,450,577	1,953,696
Office Equipment	1,470,972	1,379,812
Construction in progress	2,974,939	2,819,194
	92,940,523	80,478,255
Accumulated depreciation	(25,182,228)	(17,540,508)

Fixed assets, net	$67,758,295	$62,937,747

(a) Real estate with equipment subject to the lease finance obligation as described in Note 10 under “Finance Obligation”.

Depreciation expense charged to operations for the years ended November 30, 2012 and 2011 was $7,150,312 and $5,264,229, respectively.

Land use rights of $251,228 and $245,318 at November 30, 2012 and 2011, respectively, are included in buildings and are depreciated over the useful lives along with the related buildings.

10. Short Term Bank Loans

The Company has bank loans collateralized by mining rights and the real estate properties and guaranteed by the Company’s CEO and a stockholder. Relevant terms of these bank loans are as follows:

	November 30, 2012	November 30, 2011
Bank loan due 1/17/12, with interest at 6.94% (a)	$-	$12,546,068
Bank loan due 1/17/12, with interest at 6.94% (b)	-	8,782,247
Bank loan due 7/28/12, with interest at 7.22% (a)	-	7,809,927
Bank loan due 12/14/12, with interest at 7.22% (b)	12,848,310	-
Bank loan due 1/12/13, with interest at 7.22% (b)	9,636,232	-
Bank loan due 10/26/13, with interest at 6.60% (c)	24,090,580	-

Total	$46,575,122	$29,138,242

(a) Loan to Coal Group, collateralized by mining rights and the real estate properties of Coal Group.

(b) Loan to Coal Group, collateralized by mining rights of Coal Group.

(c) Loan to Coal Group, guaranteed by Inner Mongolia Shengli Resource Group Co. Ltd.

Interest expense related to the above bank loans amounted to $2,163,265 and $1,060,893 for the years ended November 30, 2012 and 2011, respectively.

11. Finance Obligations

On March 31, 2011, Heat Power entered into a Finance Leasing Contract (“Contract 1”) with a leasing company covering its thermoelectric plants, heat transfer stations, and machinery and equipment (“Transferred Assets 1”), having a gross value of RMB 125,635,589 (US$19,392,298). Pursuant to Contract 1, Heat Power sold to the leasing company its Transferred Assets 1 used for its operations in exchange for RMB 60,000,000 (US$9,261,260) in cash. Under Contract 1, Heat Power leased back the Transferred Assets 1 with a quarterly installment payment of RMB 3,555,163 (US$548,755) until April 2016, when Contract 1 expires. Contract 1 is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets 1 at a purchase price of RMB 900,000, or RMB 1 if Heat Power timely pays the quarterly installments. Upon the execution of Contract 1, Heat Power paid a servicing fee of RMB 3,300,000 (US$502,337) and a refundable deposit of RMB 9,000,000 (US$1,389,189) to the leasing company.

On March 28, 2012, Heat Power entered into another Finance Leasing Contract (“Contract 2”) with the same leasing company related to its thermoelectric plants, heat transfer stations, and machinery and equipment (“Transferred Assets 2”), with a gross value of RMB 52,293,912 (US$8,211,468). Pursuant to Contract 2, Heat Power sold to the leasing company its Transferred Assets 2 used for its operations in exchange for RMB 48,000,000 (US$7,537,215) in cash. Under Contract 2, Heat Power leased back the Transferred Assets 2 with a quarterly installment payment of RMB 2,868,777 (US$450,471) until April 2017, when Contract 2 expires. Contract 2 is guaranteed by Coal Group and an unrelated third party. Upon the repayment of all outstanding rental obligations, Heat Power may re-purchase the Transferred Assets 2 at a purchase price of RMB 720,000, or RMB 1 if Heat Power timely pays the quarterly installments. Included in the amount borrowed is a servicing fee of RMB 2,400,000 (US$379,897) and a refundable deposit of RMB 9,600,000 (US$1,507,443).

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

Future payments of the finance obligation as of November 30, 2012 are as follows:

Year Ending	Annual
November 30,	Amount

2013	$4,126,362
2014	4,126,838
2015	4,126,838
2016	2,984,893
Thereafter	921,474

16,286,405
Less: amount representing interest	2,159,471

Finance obligation	14,126,934
Less: current portion of finance obligation	3,237,653

Finance obligation, net of current portion	$10,889,281

Interest expense for these finance obligations amounted to US$1,167,378 and $523,810 for the years ended November 30, 2012 and 2011, respectively. The refundable deposits are included in other long term assets in the consolidated balance sheet as of November 30, 2012 and 2011. The costs related to these Contracts of RMB 7,920,000 (US$1,271,983) are being amortized by the interest method over the life of the leases.

12. Cost of Revenues and Expenses

Details of the cost of revenues for the years ended November 30, 2012 and 2011 are as follows:

	2012	2011

Salaries and wages	$1,499,804	$1,421,505
Operating supplies	605,663	1,661,594
Depreciation and amortization	7,216,527	5,471,679
Repairs	907,615	439,531
Coal and freight	191,015,024	90,234,807
Utilities	6,861,367	5,253,737
Other	1,019,559	450,857
Total	$209,125,559	$104,933,710

Details of the selling expenses for the years ended November 30, 2012 and 2011 are as follows:

	2012	2011

Transportation and storage	$4,732,730	$4,366,273
Sales tax and other expenses	3,202,176	2,169,241
Office	512,551	388,307
Salaries and welfare	652,751	239,188
Depreciation	34,697	26,254

Total	$9,134,905	$7,189,263

Details of the general and administrative expenses for the years ended November 30, 2012 and 2011 are as follows:

	2012	2011

Professional and other fees	$1,768,564	$2,716,528
Office and other	1,934,082	953,947
Salaries and welfare	1,361,780	1,054,906
Travel	527,045	439,086
Depreciation	763,989	485,609
Repairs	724,718	125,182
Tax fee	444,369	173,493
Stock-based compensation	4,857	42,621
Total	$7,529,404	$5,991,372

13. Rental Income

The Company entered into rental agreements with four unrelated parties to lease commercial space in its building under operating leases expiring through 2015.

Future minimum rental income as of November 30, 2012 is as follows:

Year Ending
November 30,	Amount

2013	$61,039
2014	208,714
2015	196,900
2016	36,886

$503,539

Rental income, under operating leases, included in non-operating income in the consolidated statements of operations and other comprehensive income (loss) for years ended November 30, 2012 and 2011 was $306,717 and $366,628, respectively.

14. Government Subsidies

Government subsidies are primarily comprised of financial support provided by the local government to Heat Power to ensure supply of heat to the XueJiaWan area as the price for heat charged is regulated and approved by the government. The financial support includes revenue subsidies to compensate for lower government regulated prices charged for heat and cost subsidies for the purchase of coal used in providing heat. Government subsidies are intended to be an incentive for Heat Power to supply heat at the government regulated prices. Government subsidies to Heat Power amounted to $2,840,288 and $1,060,309 for the years ended November 30, 2012 and 2011, respectively. Coal Mine received subsidies from the government of $756,501 and $0 for the years ended November 30, 2012 and 2011, respectively. All the government subsidies are included in revenues in the consolidated statements of income and other comprehensive income.

15. Income Taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Heat Power and Coal Group and, although it is part of Coal Group, a separate tax return is required for the operations of the coal mine. The laws of the PRC permit the carryforward of net operating losses for a period of five years. At November 30, 2012, the PRC entities had no net operating losses available for future use as confirmed by the local taxing authority.

Under ASC 740, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. Deferred tax assets consist primarily of future tax benefits of net operating losses recognized for Heat Power. A full valuation allowance has been established for the year ended November 30, 2012 since the Company is unable to determine if and when those benefits will be realized. There are no deferred tax assets or liabilities as of November 30, 2012 and 2011.

The following is a reconciliation of the statutory rate with the effective income tax rate for the periods presented:

2012	Tax Provision	Rate of Tax
Tax at statutory rate	$4,876,685	25.00%
Tax effect of loss of subsidiaries	2,687,598	13.78%
Non deductible expenses	1,214	0.01%
Tax effect of eliminated intercompany profit	(362,073)	(1.86)%

Tax at effective tax rate	$7,203,424	36.93%

2011	Tax Provision	Rate of Tax
Tax at statutory rate	$9,552,173	25.00%
Tax effect of loss of subsidiaries	40,270	0.11%
Non deductible expenses	390,779	1.02%
Tax effect of eliminated intercompany profit	590,245	1.54%

Tax at effective tax rate	$10,573,467	27.67%

The Company follows ASC 740, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At November 30, 2012, the Company is not aware of any uncertain tax positions.

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through November 30, 2012. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended November 30, 2002 to 2011 remain open to examination by tax authorities.

16. Stock-Based Compensation

On May 31, 2010, the Company granted to each of its three independent directors an option to purchase 20,000 shares of common stock at an exercise price of US$2.02 per share. The options vested over one year in equal, quarterly instalments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2010, subject to their continued service as a director. The Compensation Committee of the Board of Directors has determined the performance conditions have been met.

On September 5, 2011, the Company granted another option to two of its three independent directors to purchase 20,000 shares of common stock and one of its three independent directors to purchase 15,000 shares of common stock at an exercise price of US$0.39 per share. The options vested over one year in equal, quarterly instalments on the last day of the Company’s fiscal quarter, beginning with the fiscal quarter ending August 31, 2011, subject to their continued service as a director. The Compensation Committee of the Board of Directors has determined the performance conditions have been met.

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

Weighted average assumptions used to estimate the fair values of stock options on the date of grants are as follows:

September 5, 2011
Expected dividend yield	-
Expected stock price volatility	182.07%
Risk free interest rate	2.00%
Expected life (years)	10 years

May 31, 2010
Expected dividend yield	-
Expected stock price volatility	210.57%
Risk free interest rate	3.29%
Expected life (years)	10 years

The stock-based compensation, included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income (loss), is $4,857 and $42,621 for the year ended November 30, 2012 and 2011, respectively.

The Company will issue new shares of common stock upon exercise of stock options. The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2010	60,000	$2.02	9.5 years	-
Granted	55,000	0.39	10.0 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at November 30, 2012	115,000	$1.24	8.1 years	-

Vested and expected to vest at November 30, 2012	115,000	$1.24	8.1 years	-

Exercisable at November 30, 2012	115,000	$1.24	8.1 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the years ended November 30, 2012 and 2011.

There is no unrecognized compensation costs related to these options as of November 30, 2012.

The Company entered into a Terms of Services and Release Agreement with the Company’s CEO, a consulting firm, and Fortune Place Holdings Limited (“Fortune Place”), a British Virgin Islands corporation. The Company’s CEO is the sole director of Fortune Place. Pursuant to the terms of the agreement, the consulting firm would be entitled to receive equity consideration of 1,800,000 restricted shares of the Company held by Fortune Place for consulting services rendered to the Company, contingent upon the completion of all of the consulting services enumerated in the agreement. The filing of the Company’s Form 10-Q for the quarter ended February 28, 2011 represented the final item of the consulting services that the consulting firm was required to complete (“Completion Date”). As of the Completion Date, the fair value of shares transferred for the services rendered to the Company were valued at $1,386,000.

The Company issued an aggregate of 60,000 share of common stock to an investor relations firm in consideration for consulting services rendered through the period ended on March 14, 2011. The fair value of the stock was $121,800.

17. Contingencies

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

As disclosed in note 14, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company filed the delinquent returns and sought waivers of any penalties under the IRS 2011 Offshore Voluntary Disclosure Initiative. Under the program, the IRS has indicated that it will not impose a penalty for the failure to file delinquent information returns (Form 5471) if there are no underreported tax liabilities and the information returns are filed by August 31, 2011. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

18. Preferred stock

On October 21, 2010, the Board of Directors of the Company adopted resolutions authorizing 5,000,000 shares of preferred stock. As a result, the Company’s authorized shares of common stock was reduced from 200,000,000 shares to 195,000,000 shares with the creation of a new class of 5,000,000 shares of preferred stock upon filing of the Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State on January 11, 2011. The total number of shares the Company is authorized to issue did not change. No share of preferred stock is outstanding as of November 30, 2012.

19. Condensed Financial Information of Registrant

The following condensed financial information of the US parent company only balance sheets as of November 30, 2012 and 2011, and the US parent company only statements of operations, and cash flows for the years ended November 30, 2012 and 2011:

Balance Sheets

	November 30,
	2012	2011
ASSETS
Other assets:
Investment in subsidiaries and VIEs	$98,731,695	$84,222,258

Total other assets	98,731,695	84,222,258

TOTAL ASSETS	$98,731,695	$84,222,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other liabilities	$184,806	$189,406

Total current liabilities	184,806	189,406

Stockholders’ equity:
Common stock: authorized 200,000,000 shares of $0.001 par value; 45,000,000 shares issued and outstanding	45,060	45,060
Additional paid-in capital	10,163,545	10,163,545
Paid in capital – stock options	461,680	456,823
Retained earnings	87,876,604	73,367,424

Total stockholders’ equity	98,546,889	84,032,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,731,695	$84,222,258

Statements of Operations

	For the Years Ended November 30,
	2012	2011
Revenues:
Share of earnings from investment in subsidiaries and VIEs	$15,116,247	$32,663,341
Total revenues	15,116,247	32,663,341

Operating expenses:
General and administrative	607,067	2,136,932

Total operating expenses	607,067	2,136,932
Net income	$14,509,180	$30,526,409

Statements of Cash Flows

	For the Years Ended November 30,
	2012		2011

Cash flows from operating activities:
Net income	$14,509,180		$30,526,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share of earnings from investment in subsidiaries	(15,116,247	)-	(32,663,341)
Stock-based compensation	4,857		1,550,421
Changes in operating assets and liabilities:
(Decrease) increase in accrued liabilities and other payables	(4,601)		(396,659)

Net cash (used in) operating activities	(606,811)		(983,170)

Cash flows from financing activities:
Advance from shareholders	606,811		983,170

Net cash provided by financing activities	606,811		983,170

Net increase in cash and cash equivalents	-		-

Cash and cash equivalents, beginning of year	-		-

Cash and cash equivalents, end of year	$-		$-

20. Basis of Presentation

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

21. Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restrictions include paid-up capital and statutory reserves of the Company’s PRC subsidiary and the net assets of the VIEs, totalling $98,546,889 and $84,032,852 as of November 30, 2012 and 2011.

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

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIEs exceed 25% of the consolidated net assets of the Company.

22. Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

23. Major Customers

The following table shows each of the customers who account for sales of approximately 10% or greater of Coal Group:

2012

Zhonghai Jiaye International Trading (Tianjin) Co., Ltd.	18%
Shenhua International Transportation & Selling Co., Ltd.	15%

2011

Zhejiang Coal Development Co., Ltd.	17%
Huadian Coal Group Trading Co., Ltd.	13%

24. Subsequent Event

The Company will effect a share combination or “reverse stock split” of common stock whereby each 12,000,000 outstanding shares of common stock will be converted into one whole share, and in lieu of the Company’s issuing fractional shares to stockholders owning less than one whole share of common stock after effectiveness of the share combination, the Company will pay cash equal to $0.14 multiplied by the number of pre-split shares held by a stockholder who owns fewer than 12,000,000 shares immediately prior to the split. Stockholders with fewer than 12,000,000 shares immediately prior to the reverse stock split will have no further equity interest in the Company and will become entitled only to a cash payment equal to $0.14 times the number of pre-split shares.

The reverse stock split is considered a “going private” transaction as defined in Rule 13e-3 promulgated under the Exchange Act because it is intended to, and, if completed, will enable the Company to terminate the registration of common stock under Section 15(d) of the Exchange Act and terminate our duty to file periodic reports with the Securities and Exchange Commission (“SEC”).

The Company intends to effect the reverse stock split as soon as practicable after all filing requirements have been satisfied. The Company proposes to consummate the reverse stock split no earlier than the 20th day after the date on which we first mail the Notice of Internet Availability of Information Statement to our stockholders. The effective date of the reverse stock split will be the date the Company files a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of April, 2013.

CHINA ENERGY CORPORATION

By:	/s/ Wenxiang Ding
Name: Wenxiang Ding
Title: President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Wenxiang Ding	Chairman, Chief Executive Officer, President, Secretary, Treasurer and Director
Wenxiang Ding	(Principal Executive Officer)	April 5, 2013

/s/ Fu Xu	Acting Chief Financial Officer
Fu Xu	(Principal Financial and Accounting Officer)	April 5, 2013

/s/ Yanhua Li
Yanhua Li	Director	April 5, 2013

/s/ Shiwen Zhou
Shiwen Zhou	Director	April 5, 2013

54