Form 10-K/A
period 2012-11-30
China Energy CORP
filed 2013-04-29
CIK 1335137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Documents incorporated by reference: None

Explanatory Note

China Energy Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended November 30, 2012 (the “Form 10-K), filed with the Securities and Exchange Commission on April 5, 2013 (the “Original Filing Date”), solely to furnish the interactive data files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K, except to reflect the amendment described above.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	Financial Statements: Consolidated Financial Statements start on page F-1.

(2)	Not applicable.

(3)	See exhibits referred to below.

(b)	Exhibits listed below are filed as part of this Annual Report.

(c)	Not applicable.

Exhibit Number	Description
3.1	Restated Articles Of Incorporation (2)
3.2	Bylaws of China Energy Corporation (2)
10.1	Employment Agreement dated December 14, 2009, by and between the Company and Jessie International Inc. (3)
10.4	Independent Director Agreement with Stephen Markscheid dated May 31, 2010 (3)
10.5	Independent Director Agreement with Paul Li dated May 31, 2010 (3)
10.6	Office Building Lease for the Company’s office space (2)
10.7	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Tehong Coal Power Group Co., Ltd., dated November 30, 2010 (5)
10.8	Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of Wenxiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (5)
10.9	Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Tehong Coal Power Group Co., Ltd. and each of Wenxiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (5)
10.10	Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of Wenxiang Ding, Yanhua Li, Yi Ding and Biao Ding, dated November 30, 2010 (5)
10.11	Exclusive Business Cooperation Agreement by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and Inner Mongolia Zhunger Heat Power Co., Ltd., dated November 30, 2010 (4)
10.12	Form of Exclusive Option Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., and Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (5)
10.13	Form of Equity Interest Pledge Agreement by and among Beijing Tehong Energy Technology Consulting Co., Ltd., Inner Mongolia Zhunger Heat Power Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Yiduoda Mining Co., Ltd., dated November 30, 2010 (5)
10.14	Form of Power of Attorney by and between Beijing Tehong Energy Technology Consulting Co., Ltd. and each of Ordos City YiYuan Investment Co., Ltd., Inner Mongolia Duoyida Mining Co., Ltd., dated November 30, 2010 (5)

10.15	Termination and Restructuring Agreement by and among the Company, Inner Mongolia Tehong Coal And Power Group Co., Ltd., Inner Mongolia Heat Power Co., Ltd., the Beijing Tehong Energy Technology Consulting Co., Ltd., Pacific Projects Inc. and the respective stockholders of Inner Mongolia Tehong Coal And Power Group Co., Ltd., and Inner Mongolia Heat Power Co., Ltd., dated November 30, 2010 (5)
10.16	Termination and Transfer Agreement by and between Georgia Pacific Investments Inc., Wenxiang Ding, Yanhua Li, Fortune Place Holdings Limited, and NinghuaXu dated November 30, 2010 (5)
10.17	Termination and Transfer Agreement among Axim Holdings Ltd., Yi Ding, Biao Ding, Fortune Place Holdings Limited, and NinghuaXu dated as of November 30, 2010 (5)
10.18	Termination Agreement among the Company, Georgia Pacific Investments Inc. and Axim Holdings Ltd. dated as of November 30, 2010 (5)
10.19	Entrustment Agreement between Wenxiang Ding and NinghuaXu dated November 30, 2010 (5)
10.20	Share Option Agreement between Wenxiang Ding and NinghuaXu dated November 30, 2010 (5)
10.21	Independent Director Agreement by and between the Company and Tieming Ge dated September 15, 2011 (6)
10.22	Independent Director Agreement with Stephen Markscheid dated September 5, 2011 (1)
10.23	Independent Director Agreement with Paul Li dated September 5, 2011 (1)
21.1	Subsidiaries of China Energy Corporation (2)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief FinancialOfficer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Previously filed or furnished, as applicable, with China Energy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012, filed with the Securities and Exchange Commission on April 5, 2013.
**	Filed or furnished herewith.

(1)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 14, 2012.

(2)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 1, 2011.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 18, 2009.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2010.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 6, 2010.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of April, 2013.

CHINA ENERGY CORPORATION

By:	/s/ Wenxiang Ding
Name: Wenxiang Ding
Title: President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Wenxiang Ding	Chairman, Chief Executive Officer, President, Secretary, Treasurer and Director
Wenxiang Ding	(Principal Executive Officer)	April 29, 2013

/s/ Fu Xu	Acting Chief Financial Officer
Fu Xu	(Principal Financial and Accounting Officer)	April 29, 2013

/s/ Yanhua Li
Yanhua Li	Director	April 29, 2013

/s/ Shiwen Zhou
Shiwen Zhou	Director	April 29, 2013